Form 10KSB
period 1996-07-31
SETAB ALPHA INC
filed 1996-12-20
CIK 1001593

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) SECURITIES EXCHANGE
         ACT OF 1934

For the fiscal year ended July 31, 1996

   [_]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1943

     For the transition period from ________________ to _________________
      Commission file number: 000-20759

                       AMERICAN ARTISTS FILM CORPORATION
       (Exact Name of Small Business Issuer as Specified in its Charter)

             MISSOURI                                       43-1717111
    (State or jurisdiction of                             (I.R.S. employer
    incorporation or organization)                        identification No.)

1245 FOWLER ST., N.W. ATLANTA, GEORGIA                         30318
 (Address Principal Executive Offices)                      (Zip code)

Issuers telephone number, including area code (404) 876-7373

Securities registered under to Section 12(b) of the Exchange Act:

                                     NONE

Securities registered under Section 12 (g) of the Exchange Act:

                CLASS A COMMON STOCK, $.001 PAR VALUE PER SHARE

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                                                      ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.[_]

     State issuer's revenues for its most recent fiscal year: $1,711,639

     The aggregate market value of the voting stock held by non-affiliates of the Registrant amounted to $3,970,010 at the close of business on December 1, 1996: Class A Common Stock, .001 par value, $3,970,010. There is no established market for Class B Common Stock, $.001 par value.

     State the number of shares outstanding of each of the issuer's classes of common equity: 732,620 shares of Class A Common Stock, $.001 par value per share, and 5,502,277 shares of Class B Common Stock, $.001 par value per share, were outstanding at December 1, 1996.

Documents incorporated by reference:    NONE

                       AMERICAN ARTISTS FILM CORPORATION
                                  FORM 10-KSB
                               TABLE OF CONTENTS


PART I                                                                     Page
                                                                          -----

     Item 1.      Business................................................  1
     Item 2.      Properties..............................................  6
     Item 3.      Legal Proceedings.......................................  6
     Item 4.      Submission of Matters to a Vote of
                   Security Holders.......................................  7

PART II

     Item 5.      Market for the Company's Common Equity
                   and Related Stockholder Matters........................  7
     Item 6.      Management's Discussion and Analysis or
                   Plan of Operation......................................  7
     Item 7.      Financial Statements.................................... 11
     Item 8.      Changes in and Disagreements With
                   Accountants on Accounting and Financial
                   Disclosures............................................ 11

PART III

     Item 9.      Directors, Executive Officers, Promoters and
                   Control Persons of the Registrant; Compliance
                   with Section 16(a) of the Exchange Act of 1934......... 12
     Item 10.     Executive Compensation.................................. 14
     Item 11.     Security Ownership of Certain Beneficial
                   Owners and Management.................................. 16
     Item 12.     Certain Relationships and Related
                   Transactions........................................... 17

PART IV

     Item 13.     Exhibits, Financial Statement Schedules
                   and Reports on Form 8-K................................ 19

SIGNATURES................................................................ 21

INDEX TO FINANCIAL STATEMENTS.............................................F-1

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

   The Company was incorporated as Setab Alpha, Inc. ("Setab Alpha") in July 1995 under the laws of the State of Missouri for the purpose of engaging in a merger or other business combination with a then unidentified operating company. In May 1996 Setab Alpha entered into an agreement ("Merger Agreement") with American Artists Film Corporation ("Old American Artists") for the merger ("the Merger") of Setab Alpha and Old American Artists on the terms described below. The Merger was consummated on October 7, 1996 (the "Merger Date"), at which time the name of the Company was changed to American Artists Film Corporation.

   Old American Artists, a Georgia corporation, was formed in July 1991. Old American Artists and its subsidiaries were engaged in the production of television commercials, the development and production of television specials and related properties, and the development of feature-length motion picture screenplays and other media products for possible future production or license. In August 1993 Old American Artists acquired all of the outstanding capital stock of First Light Entertainment Corporation ("First Light") from its founder and sole shareholder Vivian Jones. In June 1994 Old American Artists subscribed for 49% of the outstanding capital stock of Diversity Filmworks, Inc. ("Diversity"), formerly First Light Diversity, Inc., which was organized and is 51%-owned by Tyrone C. Johnson. See Item 12. - " Certain Relationships and Related Transactions."

   On October 7, 1996, Setab Alpha completed a public offering (the "Public Offering") of 700,000 shares of its Class A common stock, par value $.001 per share (the "Class A Common Stock"). The net proceeds of its Public Offering were $15,477, which Setab Alpha used to pay existing liabilities.

   Unless the context otherwise requires, the Company is referred to herein as "the Company" or "American Artists," and the Company, together with its subsidiaries, is referred to as "AAFC Group." Old American Artists is deemed to be the predecessor of the Company, and, unless the context otherwise requires, discussion of the business or operations of the Company and AAFC Group include those of the Old American Artists.

   The Company's executive offices are located at 1245 Fowler Street, N.W., Atlanta, Georgia 30318, and its telephone number is 404-876-7373.

THE MERGER

   By reason of the Merger, the stockholders of Old American Artists became shareholders of the surviving corporation, the separate existence of Old American Artists ceased and the business and management of Old American Artists became the business and management of the Company. Each of the 9,407,837 outstanding shares of Old American Artists common stock became 0.5862 share of the capital stock of the Company, of which the first 100 shares issued to each Old American Artists shareholder was issued as Class A Common Stock (the "Class A Common Stock") and the remainder as Class B common stock, $0.001 par value per share (the "Class B Common Stock"), and outstanding options and warrants to purchase an aggregate of 3,840,328 shares of common stock of Old American Artists became options and warrants to purchase an aggregate of 2,251,200 shares of Class B Common Stock.

   As a result of the consummation of the Merger, the Old American Artists shareholders held, immediately following the Merger Date, 88.7% of the outstanding capital stock of the Company (including all of the outstanding shares of Class B Common Stock), and the pre-Merger shareholders of Setab Alpha (including those persons who purchased Class A Common Stock in the Public Offering) held the remaining 11.3% of the capital stock of the Company. Each share of Class B Common Stock is convertible at any time at the election of the holder into one share of Class A Common Stock. The Class A Common Stock and the Class B Common Stock are identical in all respects and the holders thereof will have equal rights and privileges, except with respect to the election of directors. With respect to the election of directors, holders of Class B Common Stock, voting as a separate class, are entitled to elect a number of directors equal to the greater of (i) the number (rounded to the nearest whole number) that bears to the total number of directors of the Company the same ratio that the number of outstanding shares of Class B Common Stock bears to the aggregate number of outstanding shares of Class A and Class B Common Stock, or (ii) the smallest number of directors that constitutes a majority of the Board of Directors. Holders of Class A Common Stock voting as a separate class will be entitled to elect all of the other members of the Board of Directors.

   Pursuant to the Merger Agreement, for a period of 365 days after the Merger Date, none of the shares of Class A or Class B Common Stock received in the Merger, the shares of Class B Common Stock issued upon exercise of options and warrants outstanding at the Merger Date, or shares of Class A Common Stock issued upon conversion of Class B Common Stock issued in the Merger, may be sold, transferred or otherwise disposed of without the prior written consent of the Company.

BUSINESS OF AMERICAN ARTISTS

   Since its organization by Steven D. Brown and Rex Hauck in July 1991, American Artists' activities have consisted primarily of producing network television specials, developing other television specials for possible future production, developing various feature-film screenplays and treatments for possible future production, and seeking to arrange financing for production and exploitation of one or more of its feature-film properties.

   Angels.  In 1994 AAFC Group produced with Greystone Communications, Inc.
   ------
("Greystone"), two 2-hour prime time specials for the NBC television network:
"Angels:  The Mysterious Messengers," hosted by Patty Duke, and "Angels II:
Beyond the Light," hosted by Stephanie Powers. Both programs were initially licensed to NBC, which aired the first program twice and the second program once. NBC's rights to further airings expired in November, 1996.

   AAFC Group also entered a 3-year agreement in July 1994 with Alfred Haber Distribution, Inc. for foreign distribution of the Angels programs. Under that agreement AAFC Group and Greystone receive 75% of any license fees, less expenses, obtained from licensing the Angels programs outside the United States. License fees have now been received for television, cable and satellite broadcasts of the programs in more than 55 countries.

   Under a May, 1994 agreement, Calling Card Company, Inc. ("CCC") marketed home videos of the Angels programs through advertising during the NBC network broadcast, providing royalties, which were shared by NBC, American Artists and Greystone, of $223,000 through July 31, 1996. In addition, a video edition of the first Angels program has been separately marketed by Time-Life Video under an August 1994 agreement which granted Time-Life exclusive home-video rights to the program in the United States and Canada for a five-year term. The agreement provided for $100,000 in non-refundable advance royalties and guaranteed minimum royalties of $10,000 per year for the duration of the agreement after recoupment of the advanced royalties. Royalties under the agreement are shared among NBC, American Artists, and Greystone.

    In June 1996 AAFC Group entered a three-year license agreement authorizing Turner Original Productions, Inc. ("Turner") to broadcast re-edited versions of two programs previously co-produced on the subject of "Angels" on TBS Superstation for a total license fee of $100,000. Turner is permitted to air each of the Angels programs 18 times over the three year period. AAFC Group bears any obligation for residuals and must refrain from licensing the programs to any other broadcaster in the United States during the term of the license. Turner began airing the programs in October 1996.

   Another short treatment of the Angels theme was developed and produced for CCC at a cost to AAFC Group of approximately $30,000. Payments to AAFC Group are based on revenues generated by CCC through use of the treatment as a sales aid. In fiscal 1996, AAFC Group determined that because of the low current level of sales experienced by CCC, revenues due to AAFC Group from CCC for this project are likely to be insufficient to cover the associated costs to AAFC Group.

   AAFC Group also developed a book entitled Angels: The Mysterious Messengers, edited for American Artists by Mr. Hauck and published by Ballantine Books, Inc. The book has also been published in German, Italian, French and Spanish editions. Advance royalties for the book amounted to $250,000.

   The agreement among American Artists, Greystone and NBC provided for (i) the payment of license fees by NBC to American Artists and Greystone and (ii) the payment to NBC of 50% of the royalties from videos sold during the NBC broadcasts and 20% of the royalties from videos sold by Time-Life Videos. Under an agreement dated May 1994 AAFC Group and Greystone agreed to divide equally all revenues from the two television specials and certain derivative properties. The scope of that agreement and the definition of allowable expenses have become the subject of dispute between the parties and are the subject of a pending arbitration proceeding in Los Angeles, California. See " - Intellectual Property" and Item 3. - "Legal Proceedings."

   AAFC Group financed development of the initial Angels program primarily through the private placement of $128,000 of its Revenue Participating Joint Venture Investment Units with eight accredited investors. The private placement was completed in February 1994. Investors receive 100% of AAFC Group's revenues from the first television special and ancillary rights until their initial investment has been returned, 50% thereafter until an equal additional amount has been received, and 25% of any further revenues. The investors also receive 5% of AAFC Group's revenues from the second television special. Through July 1996 the investors had received $1.30 for each dollar of their investment. Additional distributions may be made later depending on future revenues of the Angels programs.

   Other Television Projects. Turner Original Productions, Inc., has exercised
   -------------------------
its option pursuant to a development agreement ("Development Agreement") with AAFC dated June 14, 1996, to fund the production of a one-hour show currently titled Target Earth to be completed and delivered to Turner on or before February 16, 1997. The budgeted cost of Target Earth is approximately $350,000 inclusive of development monies previously paid under the Development Agreement. Turner has exclusive rights to Target Earth in the United States while AAFC retains a limited participation interest in any foreign revenues.

   Since 1995 AAFC Group has been developing, under Mr. Hauck's supervision, the concept for a related group of television specials and other media properties pertaining to the forthcoming end of the second millennium of the modern era. The development work has included historical and scientific research, development of themes and preparation of story treatments.

   AAFC Group has presented its "millennium" concept and certain treatments to several over-the-air and cable television networks. Several networks have indicated interest in the properties but AAFC Group is unable to state whether the interest will continue or whether the parties will reach a mutually satisfactory agreement through negotiation. AAFC Group's goal is also to derive related video and book properties from any television program that might be produced.

   In October 1994 AAFC Group organized Millennium Group, L.L.C. ("MG"), as a Georgia limited liability company with itself as Manager, for the purpose of producing and exploiting an initial one-hour television special on the subject of the millennium. MG has financed certain research and development of the millennium materials through a private placement of $50,000 of limited liability company interests with three accredited investors. If MG is able to obtain network or other funding for producing the program, the investors are entitled to recover 100% of MG's net income from the program until their initial investment has been returned, 50% thereafter until an equal additional amount has been received, and 10% of any further net income. All other net income would be paid to AAFC Group as management fees.

   Feature Films.  In April 1996 AAFC Group organized Death and Taxes Film
   -------------
Company, L.L.C. ("D&T"), as a Georgia limited liability company with itself as Manager, for the purpose of producing a feature-length motion picture based on a screenplay written by Mr. Hauck currently titled "I.R.S., Death and Taxes."
AAFC Group has begun its efforts to finance D&T's production and distribution costs for the film through a private placement of up to $4,000,000 of limited liability company interests in an offering limited to "accredited investors." After providing for costs associated with production of the film, the investors would receive all available funds of D&T up to 110% of their initial investment. Thereafter, all revenues would be divided equally between AAFC Group (as license fees for the film property) and the investors.

   If the full amount of the $4,000,000 sought is obtained, AAFC Group believes that "I.R.S., Death and Taxes" could be produced with that financing. In the event the offering raises the minimum of $2,000,000, it is anticipated that the remaining production budget could be financed through one or both of the proceeds from other equity offerings or fees from the pre-production sale of certain distribution rights. There can be no assurance that D&T will be able to complete the private placement or finance the proposed film in an alternative way, nor that the film would provide a profit to AAFC Group if produced.

   AAFC Group also has several other film properties (screenplay or treatment) in various stages of development, and holds an option to acquire one film property. No commitments have been obtained for financing production of any of those properties.

   In addition, AAFC Group is also negotiating with potential advertisers, investors and other parties for erecting at the Underground Atlanta area in Atlanta, Georgia, a large screen video display for news and advertising similar to the one at Times Square in New York. This project is in the development stage and is subject to a variety of conditions, including sufficient commitments by advertisers, the availability of financing, governmental approval and compliance with applicable regulatory requirements. There is no assurance that the project can be brought to fruition or would be profitable for AAFC Group if completed.

   Under a February 1992 agreement, AAFC Group issued 250,000 shares of its common stock to Icon International, Inc. ("Icon"), in exchange for $500,000 in credits for certain media advertising. The availability of the media credits expires December 31, 1997, but up to one-half of any credits not used by that date may be returned to Icon in exchange for a portion of the shares previously issued (calculated at the rate of $2.00 of unused media credits for each share of stock). AAFC Group anticipates using the credits, at least in part, for promoting its film and video properties.

   FIRST LIGHT ENTERTAINMENT CORPORATION AND DIVERSITY FILMWORKS, INC.

   First Light and Diversity (collectively, the "Commercials Companies") produce television commercials on a contract basis for advertisers and their agencies. They typically enter short-term agreements for the production of the commercials, whose scripts or story outlines ("story boards") are provided by the client. The Commercials Companies then typically arrange all production aspects of the commercials, including casting, location selection and contractual arrangements with the director and other production personnel. The Commercials Companies use on a regular basis, the services of approximately eight independent directors, some of whom direct only commercials by the Commercials Companies. These directors are paid on a fixed fee basis determined by mutual agreement during the commercial production budgeting process, although other compensation arrangements may be used from time to time, including director participation in the gross profits of commercials.

   The Commercials Companies produce their commercials on a "firm bid" basis as opposed to a "cost plus fixed fee" basis. If a commercial is produced within the framework of "firm bid," the production company is responsible for costs in excess of the budget, unless approved by the client. If the commercial is filmed under "cost plus fixed fee" arrangement, the Commercials Companies receive a predetermined fee for their work and approved production costs are charged to the client as incurred. Despite the differences in the structure of the two forms of bids, the risk of costs overage to the Commercials Companies are not substantially greater for "firm bid" because the Commercials Companies are also responsible for unapproved costs overages that exceed the budget for a "cost plus fixed fee" bid. Production company personnel in tandem with the advertising agency responsible for the commercial, must carefully monitor costs throughout the filming process, whether a "firm bid" or "cost plus fixed fee" arrangement is operating. The agreed upon bid might be altered because the agency, client and director agree upon a new creative option or because of unexpected occurrences such as inclement weather or unavailability of location. In most circumstances, the Commercials Companies bill the advertising agency for 50% of the entire budget as stated in the bid, to be paid in advance of, or on the first day of, principal photography. The remainder of the bid price is generally paid in one or more installments by the agency within 30 to 120 days after completion of principal photography.

   In marketing their services the Commercials Companies emphasize the talents of the directors with whom they work, their skills in cost control and timely production, and the advantages of Atlanta as a production center. In its work, Diversity especially emphasizes use of directors and other production staff from diverse cultural and ethnic backgrounds. Although most of the commercials produced by the Commercials Companies are filmed in Atlanta, they are experienced at producing commercials throughout North America.

   In fiscal 1996 the Commercials Companies produced 41 commercials for net revenues of $2,467,000, compared to 95 commercials and $3,057,000 in net revenues for fiscal 1995. Based on the volume of story boards presently being submitted to it for bids or cost estimates, management of AAFC Group anticipates an improvement in revenue levels of the Commercials Companies during fiscal 1997. For fiscal 1996, three of the Commercial Companies' customers accounted for fees equal to 18.5%, 12.5% and 10.3% of consolidated revenues. The Commerical Companies obtain their revenues from discrete project assignments obtained from various clients. Accordingly, while the fees from one or more clients may, in any year, be significant as the result of the size of a project undertaken for that cleint, the Commmerical Companies are not dependent on any one client for a material amount of their revenues.

   COMPETITION

   The industries in which AAFC Group operates are extremely competitive, including extreme price competition in the television commercial industry. Many of the competitors are major corporations with substantially greater resources than AAFC Group. Although the demand for low-cost quality media products has expanded dramatically with the growth of cable, video and foreign markets, the production of television specials and feature films remains dominated by major studios and distributors. Some major distributors such as Walt Disney, Turner Broadcasting and Fox Broadcasting have acquired or developed their own production companies. In this environment AAFC Group competes on the basis of the artistic creativity of its projects and its commitment to low-cost quality production.

   The production of television commercials is highly fragmented and AAFC Group competes in that field with numerous national and regional companies, no one of which has a major share. AAFC Group competes primarily on the basis of the skills of its executive producers, directors and production staff, and the advantages of Atlanta as a production center.

   INTELLECTUAL PROPERTY

   AAFC Group's success and ability to compete will be dependent in part upon its ability to obtain and maintain protection for its current and future literary properties, to defend its intellectual property rights and to operate without infringing on the proprietary rights of others. While AAFC Group relies on a combination of copyrights and trademarks to establish and protect its intellectual property rights, the management of AAFC Group believes that factors such as the technical and creative skills of its personnel are more essential to its success and ability to compete. There can be no assurance that any intellectual property rights of AAFC Group will provide competitive advantages or will not be challenged, invalidated or circumvented by competitors. There can be no assurance that disputes will not arise concerning the ownership of intellectual property. Furthermore, there can be no assurance that intellectual properties will not become known or be independently developed by competitors or that AAFC Group will be able to maintain the confidentiality of information relating to its literary properties.

   EMPLOYEES

   In its production activities AAFC Group relies primarily upon independent third parties for production facilities and personnel. AAFC Group currently has ten full-time employees. A portion of the salaries payable to AAFC Group's employees is paid, from time to time, directly from the production budgets of the projects on which the individuals are working. AAFC Group hires additional personnel for projects on a contract basis as needed.

Such individuals are generally paid directly from the budget of the projects on which they are working. AAFC Group is a Signatory of The Writers Guild of America and is subject to its industry-wide collective bargaining agreement. AAFC Group is not a party to any other collective bargaining agreement. However, it is possible that some of AAFC Group's business activities may be affected by the existence of collective bargaining agreements since many of the performing artists and technical personnel, such as cameramen and film editors that it employs from time to time on specific projects are members of unions. The extent to which collective bargaining agreements may affect AAFC Group is difficult to estimate and strikes related to collective bargaining or other collective action by union members could, in the future, delay or disrupt activities.

ITEM 2. PROPERTIES

   AAFC Group leases as its headquarters a facility of approximately 8,000 square feet located at 1245 Fowler St., N.W., in Atlanta, Georgia. Rent under the lease, which expires in November 1997, is $3,300 per month. AAFC Group does not own sound stages and related production facilities (generally referred to as a "studio") and, accordingly, does not have the fixed payroll, general, administrative and other expenses resulting from ownership and operation of a studio. Studio facilities are generally available for rental as needed.

ITEM 3. LEGAL PROCEEDINGS

   On or about May 1, 1995, Greystone Communications, Inc. (Greystone"), AAFC Group's co-producer of the Angels television specials, commenced an arbitration proceeding against Old American Artists before the American Arbitration Association Commercial Arbitration Tribunal ("AAA") in Los Angeles, California, concerning relations under their 1994 co-production agreement. Greystone's principal issues relate to certain costs claimed by AAFC Group and to Greystone's contention that it is entitled to participate in revenues from the book Angels: The Mysterious Messengers. AAFC Group, in its counterclaim, alleges that Greystone has received excess revenue distributions based upon overstatement of its expenses. Greystone is seeking compensatory and punitive damages, attorney's fees, costs and interest. In December 1995, the arbitrator issued an order excluding certain claims by Greystone. The remaining claims of the parties have been scheduled for hearing by the AAA on January 28, 1997. While it is unable to predict the results of the arbitration proceedings, management believes that the possibility is remote that any recovery by Greystone would exceed $150,000.

   A law suit filed by a former employee in the Superior Court of Fulton County, Georgia, against both Old American Artists and its chief executive officer for alleged damages arising from circumstances relating to termination of his employment and for alleged unpaid compensation was dismissed September 19, 1996, on motion of the plaintiff.

   There has been substantial litigation in the entertainment industry with respect to literary properties. AAFC Group has no formal procedure for monitoring the possible infringement of its literary properties by others or for confirming that its literary properties do not infringe the rights of others, but AAFC Group does address specific issues as they are brought to its attention from time to time. In 1992 AAFC Group received approximately $350,000 in settlement of its claim that a certain motion picture then in production infringed upon a literary property of AAFC Group.

   In 1996 counsel for MovieAmerica Corporation expressed to AAFC Group "concerns" that the four feature film properties transferred by Messrs. Steven
D. Brown and Rex Hauck to Old American Artists at the time of its organization in 1991 were or should have been properties of MovieAmerica Corporation by reason of Mr. Brown's duties while he was an employee of MovieAmerica Corporation. See Item 9 - "Directors, Executive Officers, Promoters, and Control Persons of the Registrant." Messrs. Brown and Hauck have assured AAFC Group that MovieAmerica Corporation has no ownership interest in the four literary properties. No legal opinion on this issue has been sought by AAFC Group.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

                                    PART II

ITEM 5. MARKETS FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Class A Common Stock was approved by the National Association of Security Dealers (NASD) for an unpriced quotation on the Over-the-Counter (OTC) Electronic Bulletin Board under the symbol "AAFC" on November 15, 1996. As of the Decemeber 1, 1996, there were 732,620 shares of Class A Common Stock outstanding and 199 record holders of such shares. The Class B Common Stock is not traded on any established public market. As of the December 1, 1996, there were 5,502,277 shares of Class B Common Stock outstanding and 126 record holders of such shares. The Company has not declared or paid any cash dividends on its Class A or Class B Common Stock since its formation, and the board of directors currently intends to retain all of its earnings, if any, for its business. The declaration and payment of cash dividends will be at the discretion of the board of directors. As of December 1, 1996, there were options and warrants outstanding to purchase an aggregate of 2,286,074 shares of Class B Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   GENERAL

   As discussed elsewhere herein, on October 7, 1996, Old American Artists and Setab Alpha merged in a transaction in which each of the 9,407,837 shares of Old American Artists common stock became .5862 shares of Common Stock of the Company, and the Company succeeded to the business of Old American Artists.

   Old American Artists is considered the predecessor to the Company, and prior to and at the completion of the Merger, the Company, then Setab Alpha, had no material assets, liabilities or operations. Additionally, for accounting purposes, the Merger is being accounted for as a recapitalization of Old American Artists, with the operating results of Old American Artists prior to the Merger becoming the operating results of the Company for that period.

   Accordingly, the following discussion of financial condition and results of operations focuses on the financial condition and results of operations of Old American Artists.

   AAFC Group is engaged in two lines of business; the development and production of television, cable and feature films, including documentaries, and in the contract production of films, generally television commercials.

   Revenues from the license or sale of films produced by American Artists are generally recognized when the film is exhibited or is available for distribution in the applicable market. In general, the majority of the revenue to be derived from a film will be earned during the two to three years following its initial release. Accordingly, film revenues will fluctuate dependent on the timing of AAFC Group's production and release of films.

   Additionally, in some instances the level of revenues generated by a film in the periods immediately following its release may not be directly related to the film's success. As described below, AAFC Group might sell certain distribution rights, in advance of production, for fixed amounts as a means of financing production costs. In those instances, the film's success might not affect revenues initially, but could generate revenues later as the result of distribution in secondary markets or the sale of ancillary products.

   AAFC Group capitalizes the costs incurred to develop, produce and print films, as well as advertising and other costs that benefit future periods. Capitalized film costs are amortized, using the individual film forecast method, under which capitalized costs are amortized based on total projected gross revenues.

   Several factors can affect the relationship that amortized film costs bear to film revenues. AAFC Group has in the past exchanged, and may in the future, exchange interest in the revenues from certain or all distribution for contributions towards the costs of production. Capitalized costs, and the related amortization, are reduced by such contributions, while revenues are reduced for outside interests. Accordingly, the terms of the arrangements, which can vary from film to film, in addition to the total costs of the film, will affect the relationship of film costs to film revenues.

   AAFC Group engages in the commercial production business through its wholly-owned subsidiary, First Light, and through American Artists' 49% ownership of Diversity (First Light and Diversity, together, being referred to as the "Commercials Companies"). AAFC Group's commercial production services are performed by the Commercials Companies under short-term (typically less than two months) agreements. The Commercials Companies generally use fixed fee agreements. Revenues and costs will therefore vary based on the number of production assignments obtained and completed in any particular period, and the profitability of the individual assignments. The number of production assignments obtained in any particular period will be influenced by both the overall level of commercial production activity in the markets in which the Commercials Companies operate, and their success in competitive biddings, and can therefore fluctuate significantly. Overall commercial production activities are influenced by, among other things, the general economic trends that effect the advertising plans and expenditures of commercial and not-for-profit industries and enterprises in the Commercials Companies' geographic markets. Such general economic trends and conditions can neither be controlled, nor predicted by AAFC Group. The Commercials Companies' success in competitive biddings will depend on the potential customer's assessment, relative to other bidders, of the production, talent and capabilities offered by AAFC Group and the quoted fee.

   The consolidated financial statements of Old American Artists included elsewhere herein reflect the investment in Diversity accounted for using the equity method of accounting, under which American Artists' interest in Diversity's operating results is presented as a single, separate line item in the consolidated statement of operations, and American Artists' net investment in and advances to Diversity are presented as a single item in the consolidated balance sheet. Revenues, as reflected in the consolidated statement of operations, do not include the revenues of Diversity. Financial information for Diversity is presented separately in Note 1 of Notes to Old American Artists' Consolidated Financial Statements. However, in anticipation of the Merger, in September 1996, Old American Artists and the other stockholder of Diversity entered into an agreement concerning the size and composition of Diversity's board of directors. See "Item 12 - Certain Relationships and Related Transactions." As a result, effective August 1, 1996, American Artists will consolidate the accounts of Diversity in its consolidated financial statements, as a result of which the consolidated financial statements in fiscal 1997 will lack comparability in certain respects to those for the earlier periods.

   RISK FACTORS

   Certain statements in the following discussion of financial condition and the results of operations, or elsewhere in this report, represent "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1996. Such statements involve matters that are subject to certain risks and uncertainties, as a result of which actual future results or events many differ materially depending on a variety of factors.

   The future results of the Company's production of feature films and television specials are subject to a substantial degree of risk. Each project is an individual artistic work, and its commercial success is primarily determined by the reactions of distributors and the general public, each of which is unpredictable. Historically, many feature films do not generate a net profit or a return on investment, and there is a substantial degree of risk that the production and exploitation of a film by AAFC Group would not allow a recovery of the costs incurred by AAFC Group in its production. Additionally, as discussed elsewhere herein, AAFC Group will be required to raise significant capital to pursue the production of the films it is presently developing, either through the sale of revenue interests in the films, the pre-production sale of distribution rights, or the sale of equity or debt securities by the Company. There can be no assurance that the Company will be able to raise the necessary funds to pursue the production of these films, which creates an additional uncertainty.

   In the commercial production of commercials and other properties by the Commercials Companies, AAFC Group competes in an industry that is highly fragmented, and the result of the operations of the Commercials Companies will vary depending on the number of production assignments obtained. The number of production assignments the Commercials Companies obtain is affected by various factors discussed above.

   RESULTS OF OPERATIONS

        YEAR ENDED JULY 31, 1996 COMPARED TO YEAR ENDED JULY 31, 1995

   Revenues for the year ended July 31, 1996 ("fiscal 1996") were $1,711,639 which represented a $1,990,082 or 53.8% decline from revenues of $3,701,721 for the year ended July 31, 1995. However, revenues for Diversity, which is accounted for on the equity method and therefore not included in consolidated revenues, increased 327% from $237,810 for the year ended July 31, 1995 to $777,309 for fiscal 1996. A decline in American Artists' film revenues, from $882,331 for the year ended July 31, 1995 to $21,995 for fiscal 1996, was the cause for $860,336 of the decline in revenues. As previously discussed, the majority of the revenues from a film will be earned during the two to three years following its initial release. The last film released by American Artists, Angels II, was released in October 1994, and the decline in revenues is consistent with the absence of more recently released films.

   First Light's revenues from commercial production declined by $1,129,746 or 40.0% from the year ended July 31, 1995 to fiscal 1996, due to a decline in the volume of assignments obtained. On a combined basis with Diversity, commercial production revenues declined by 19.4%. Commercial production revenue declined for the first nine months of fiscal 1996 as a result of both an overall decline of commercial production activity in the Commercials Companies' markets and a decline in their rate of success in competitive bids. The increase experienced by Diversity resulted from the fact that fiscal 1995 represented its first year of operations, and therefore during the 1995 period Diversity was still in its start-up phase. During the fourth quarter of fiscal 1996 the Commercials Companies had revenues of $769,740, representing an increase of $409,235 over their revenues for the fourth quarter of fiscal 1995. The increase in the revenues in the fourth quarter of fiscal 1996 reflected increases experienced by the Commercials Companies in both the number of requests for production proposals they received, and their rate of success in competitive bidding situations. On the basis of that experience, management believes that the decline in revenues experienced in the first nine months of fiscal 1996 was not necessarily indicative of permanent developments, and believes that commercial production revenues will increase in fiscal 1997.

   Film cost amortization was $15,963 for fiscal 1996, compared to $639,236 for the year ended July 31, 1995. The decline was due to the decline in film revenues. First Light's commercial production costs, as a percentage of related revenues, were 78.8% for the year ended July 31, 1996 as compared to 77.9% for fiscal 1995. Resulting gross profits for commercial production were $359,040 and $622,674 for the years ended July 31, 1996 and 1995, respectively.

   Selling, general and administrative expenses increased $550,121 to $1,351,227 for the year ended July 31, 1996 from $801,106 for fiscal 1995. An increase in marketing related expenses of approximately $60,000 was a cause of the increase in SG&A expenses. That increase resulted from increased marketing efforts being undertaken by the Commercials Companies in an effort to reverse the decline in their revenues. Also, contributing to the increase in SG&A were costs of $90,000 incurred in pursuing financing for the production of "I.R.S., Death and Taxes," and other projects, and legal fees of $60,000 related to the Greystone arbitration. The remaining increase in SG&A expenses reflect increases in essentially all categories of SG&A expenses, including an increase of approximately $226,000 in salaries from the addition of personnel, resulting from the increase in pre-production activity for "I.R.S., Death and Taxes" and the Millennium related projects and the Company's change to a public reporting company.

   Interest expense declined from $12,810 in fiscal 1995 to $6,777 for fiscal 1996 due to a decline in outstanding debt.

   American Artists recognized losses of $194,006 and $59,646 in fiscal 1996 and 1995, respectively, from its investment in Diversity. See Note 1 of Notes to Old American Artists' Consolidated Financial Statements.

   As a result of the foregoing factors (principally the decline in film revenues, the decline in commercial production revenues, and the increase in SG&A expenses), AAFC Group incurred a net loss of $1,186,938 for fiscal 1996, compared to a net loss of $7,793 for the year ended July 31, 1995.

   LIQUIDITY AND CAPITAL RESOURCES

   AAFC Group's strategy is to finance its operating (i.e. selling, general and administrative) expenses from the gross profits generated by both its film and commercial production operations while utilizing equity financing, pre-production license revenues, and co-producer contributions to finance the production of its films. Using this strategy, AAFC hopes to insulate itself from the risks of significant operating losses and negative cash flows, while retaining the potential for significant profits and positive cash flows from highly successful films. The success of such a strategy is, however, dependent on AAFC Group's ability to obtain sufficient, and sufficiently profitable, commercial production contracts and its ability to produce profitable film projects.

   Operating cash flows were $19,958 in fiscal 1995 and a negative $1,074,135 in fiscal 1996. These operating cash flows were supplemented by the proceeds from the issuance of shares of common stock.

   Operating cash flows include as a cash outflow expenditures capitalized to develop and produce motion pictures. Such expenditures were $76,119 and $714,486 for fiscal 1996 and 1995 respectively. These amounts exclude development and production costs financed by outside investors which approximated $347,000 in fiscal 1995. AAFC Group will continue to depend on financing provided by outside investors, the pre-production sale of distribution rights, or the proceeds from the sale of its equity securities, to finance the production of motion pictures. Accordingly, the timing of the production of motion pictures will depend on the availability of such financing.

   AAFC Group is currently planning to film "I.R.S., Death and Taxes," in fiscal 1997, and is currently offering interests of up to $4,000,000 in Death and Taxes Film Company, L.L.C. ("D&T"), a Georgia limited liability company of which AAFC Group will be the manager, to obtain production financing. If the full amount of the $4,000,000 sought is obtained, AAFC Group believes that "I.R.S., Death and Taxes" could be produced with that financing. In the event the offering raises the minimum of $2,000,000, it is anticipated that the remaining production budget could be financed through one or both of the proceeds from other equity offerings or fees from the pre-production sale of certain distribution rights. The amounts raised from the sale of interests in D&T will be used to reduce AAFC Group's investment in the production of the film. Assuming that financing is obtained on the basis presently proposed, investors will be entitled to receive, from the revenue interests retained by AAFC Group (as opposed to granted to other co-producers), all of the revenue up to 110% of the amount invested, and thereafter 50% of the revenue. The precise effect that the formation of D&T will have on AAFC Group's future result of operations and financial condition will depend on the amount raised, and the costs and revenues from the film, and, therefore, cannot be predicted at this time. There can be no assurance that AAFC Group will be able to complete the private placement of interests in D&T, or finance the proposed film in an alternative way, nor that the film would provide a profit to AAFC Group if produced.

   AAFC Group has also been developing a concept for a related group of television specials and other media preparations pertaining to the forthcoming end of the second millennium of the modern era. In October 1994 AAFC Group organized Millennium Group, L.L.C. ("MG"), as a Georgia limited liability company with itself as Manager, for the purpose of producing and exploiting an initial one-hour television special on the subject of the millennium. MG has financed certain research and development of the millennium materials through a private placement of $50,000 of limited liability company interests with three accredited investors. AAFC Group has presented its "millennium" concept and certain treatments to several over-the-air and cable television networks.

Several networks have indicated interest in the properties but AAFC Group is unable to state whether the interest will continue or whether the parties will reach a mutually satisfactory agreement through negotiation. AAFC Group's goal is also to derive related video and book properties from any television program that might be produced. If MG is able to obtain network or other funding for producing the program, which is currently projected to have a production budget ranging from $30,000 to $100,000, the investors are entitled to recover 100% of MG's net income from the program until their initial investment has been returned, 50% thereafter until an equal additional amount has been received, and 10% of any further net income. All other net income would be paid to AAFC Group as management fees. Accordingly, the timing of the production of this program, or the source of the production financing cannot be predicted.

   AAFC Group's negative operating cash flows, which include the funding of Diversity's losses ($194,006 and $59,646 in fiscal 1996 and 1995, respectively) have, as previously stated, generally been caused by a shortfall in the coverage of SG&A by film and commercial production profits. Such shortfalls in the coverage of SG&A by film and commercial production profits will cause AAFC Group's liquidity to be constrained until film and commercial production revenues, and the resulting profits, increase. During fiscal 1996, AAFC Group again financed this shortfall principally by issuing equity securities, and management anticipates the same will occur in the first half of fiscal 1997. The use of equity or debt financing will continue to be necessary until film and commercial production profits are sufficient to cover SG&A expenses, which cannot be assured. In November 1996 the Company commenced a private placement offering under Regulation D of the Securities Act of 1933 of an aggregate of 100,000 shares of its Class A Common Stock together with warrants for the purchase of 33,330 shares of its Class A Common Stock exercisable at a price of $3.00 per share through June 30, 2000. As of December 9, 1996, the Company had received $50,000 from the sale of 20,000 shares together with 6,666 warrants. The Company has also had discussions concerning other private placements of its debt or equity securities, and as a result thereof believes that there will be available sufficient capital to finance its business plans for fiscal 1997. However, except for the capital that the Company has raised to date, there can be no assurance that any such debt or equity financing will be available to AAFC Group, or if available, that such financing would be available on terms considered acceptable to AAFC Group. The inability to obtain such equity or debt financing as needed would require AAFC Group to have to reduce the scope of its operations.

   OTHER

   In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." AAFC Group will adopt SFAS No. 121 as of August 1, 1996 and its implementation is not expected to have a material effect on AAFC Group's consolidated financial statements.

   In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 is effective December 15, 1995, and requires either the application of an option pricing model measurement for stock compensation, or, if a company elects to continue to measure stock compensation based on the difference between the market price of the company's common stock and the exercise price of the employer stock option, disclosure of what the effects of the application of option pricing model measurement would have been. AAFC Group will initially apply SFAS No. 123 in fiscal 1997, and will elect to disclose the effect that the application of option pricing model measurement would have had for options granted from August 1, 1995. The adoption of SFAS 123 will not impact AAFC Group's consolidated results of operations, financial position, or cash flows.

ITEM 7.  FINANCIAL STATEMENTS

         See index to financial statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH 16(A) OF THE EXCHANGE ACT.

          The officers and directors of the Company are as follows:

          NAME                     AGE                           POSITION
          ----                     ---                           --------
         Steven D. Brown (1) (2)   50                            Director, Co-Chairman of the Board, Chief Executive Officer

         Rex Hauck (2)             45                            Director, Co-Chairman of the Board, Co-President

         Vivian W. Jones (1)       44                            Director, Co-President

         Robert A. Martinez        33                            Vice President - Finance, Treasurer

         J. Eric Van Atta          32                            Vice President, Secretary

         John Boyd                 59                            Director

         V. Robert Colton          66                            Director

         Malcolm C.
          Davenport, V             44                            Director

         Ron L. Loveless           53                            Director

         Glen C. Warren (1)        65                            Director

         Dan W. Holloway           74                            Director

         Norman J. Hoskin          62                            Director

____________________________
(1)  Member of the Executive Committee of the board of directors
(2)  Member of the Compensation Committee of the board of directors

   All of the directors and executive officers of the Company assumed these positions upon completion of the Merger in October 1996, prior to which they each held those same positions in Old American Artists.

   STEVEN D. BROWN. Mr. Brown founded Old American Artists in July 1991 with Mr. Hauck and served as Co-Chairman of the Board and Chief Executive Officer from that date until completion of the Merger.

   REX HAUCK. Mr. Hauck founded Old American Artists in July 1991 with Mr. Brown. He served as Executive Vice President from the inception of Old American Artists until July 1994, when he was elected Co-Chairman and Co-President of Old American Artists. He held those positions until completion of the Merger.

   VIVIAN W. JONES. Ms. Jones, who has been involved in the film industry for 19 years, founded First Light Entertainment Corporation ("First Light"), originally Current Corporation, in 1993 to purchase certain assets of Jayan House, Ltd., a commercial production company, where she had been employed as General Manager and Executive Producer since 1990. She has been president of First Light since its founding and, after First Light's acquisition by Old American Artists in 1993, co-president of Old American Artists as well. She held those positions until completion of the Merger.

   ROBERT A. MARTINEZ. Mr. Martinez joined Old American Artists in December 1995 after nine years as an accountant with BDO Seidman, LLP. Mr. Martinez became Vice President-Finance and Treasurer of Old American Artists in April 1996 and held those positions until completion of the Merger.

   J. ERIC VAN ATTA. Mr. Van Atta served as Vice President and Secretary of Old American Artists at its inception in July 1991 and held those positions until completion of the Merger.

   JOHN BOYD, a private investor, was a physician on the staff of Southwest Regional Medical Center from 1969 to January 1996 and President of Boyd Medical Center in McComb, Mississippi, from 1965 to December 1995. Dr. Boyd became a director of Old American Artists at its inception in July 1991.

   V. ROBERT COLTON, a private investor, has been a consultant and advisor to various businesses in the United States and abroad for more than the past five years. He serves as a director of Air Sensors, Inc., an auto emissions technology company. Dr. Colton became a director of Old American Artists at its inception in July 1991.

   MALCOLM C. DAVENPORT, V, has practiced law in West Point, Georgia, since October 1993, originally as a sole practitioner and since 1996 as a partner in the firm of Coulter & Davenport. Mr. Davenport previously practiced law in Dalton, Georgia, as a sole practitioner from 1984 to 1991 and as a partner in Ponder & Davenport, P.C., from 1991 to 1993. He is a former director of ITC Holding Company, a communications holding company, and Spintek Gaming Technologies, Inc., a gaming equipment manufacturer and licensor. Mr. Davenport became a director of Old American Artists in July 1994.

   RON L. LOVELESS, a private investor and business consultant from 1986 to 1995 and Senior Vice President-Marketing for Member Services, Inc., since October 1995, was previously Senior Vice President and General Manager of Sam's Wholesale Club, a division of Wal-Mart Stores, Inc. Mr. Loveless became a director of Old American Artists in July 1994.

   GLEN C. WARREN has served as Chairman of the Board of River Oaks Hospital in Jackson, Mississippi, since 1988, President of Mississippi Diagnostic Imaging Center, Ltd., since 1986 and a clinical professor of neurological surgery at the University of Mississippi School of Medicine since 1972. Dr. Warren became a director of Old American Artists in July 1994.

   DAN W. HOLLOWAY is a physician in private practice in Las Vegas, Nevada, affiliated with Desert Springs Hospital, where he is presently Chairman of the Department of Family Practice. Dr. Holloway became a director of Old American Artists in September 1996.

   NORMAN J. HOSKIN has been Chairman of the Board of Directors of Atlantic International Capital, Inc. since July 1994. He was previously Chairman of Atlantic Capital Group, Ltd., a venture capital advisory service, from 1986. Mr. Hoskin is a director of Aquacare Systems, Inc., a producer of water purification equipment, Consolidated Technologies Corp., a diversified manufacturing company, Concept Technologies Group, Inc., which specializes in high-tech 3-D technology, Trans Global Services, Inc., a telephone and internet communications company and Sequential Information Systems, Inc., a high-tech aircraft equipment company. Mr. Hoskin became a director of Old American Artists in September 1996.

   Each of the Company's directors is elected at the annual meeting of stockholders and serves until the next annual meeting or until his successor has been elected and qualified. Holders of Class A Common Stock and Class B Common Stock respectfully, can elect a number of members of the board of directors proportionate to the percentage which shares of the respective classes constitute of the total outstanding shares of both classes, except that holders of Class B shares in any event elect at least a majority of the directors. Vacancies in the board of directors are filled by a majority vote of the remaining members of the board of directors who were elected by the same class of shareholders. Currently, there are no standing compensation arrangements for non-executive board of director members.

   Executive officers of the Company are elected by and serve at the discretion of the board of directors.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors, and persons who own more than 10% of the registered class of the Company's equity securities to file reports of ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by the regulations of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

   Based solely on a review of the Forms 3 and 4 furnished to the Company, the Company believes that all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Australian Advisors Corporation may not have filed a Form 3 Report with respect to its 300,000 shares of Class A Common Stock of the Company (comprising 4.8% of the Company's voting stock and 41% of its Class A Common Stock).

   Form 5 is not required to be filed if there are not previously unreported transactions or holdings to report. Nevertheless, the Company is required to disclose the name of directors, executive officers and 10% shareholders who did not file a Form 5, unless the Company has obtained a written statement that no filing is due. The Company has been advised by those required to file Form 5 that no filings were due.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

   The following table furnishes compensation information for the year ended July 31, 1996, for the chief executive officer and the other most highly compensated executive officers who during such year earned more than $100,000 in base salary for services rendered in all capacities. During fiscal 1996 none of such named executive officers received, and as of July 31, 1996, none of them held, any stock options or SARs which have been granted in connection with their service to American Artists in any capacity.

                           SUMMARY COMPENSATION TABLE

                                                 ANNUAL COMPENSATION
                                            -----------------------------
   NAME AND                                                       OTHER ANNUAL
   PRINCIPAL POSITION            YEAR       SALARY    BONUS       COMPENSATION
   ------------------            ----       ------    -----       ------------
   Steven D. Brown               1996      $104,040    -0-           -0-
   Co-Chairman of the Board      1995        94,500    -0-           -0-
   Chief Executive Officer       1994        64,000    -0-           -0-

   Rex Hauck                     1996      $104,040    -0-           -0-
   Co-Chairman of the Board of   1995        72,000    -0-           -0-
   Directors and Co-President    1994        66,000    -0-           -0-

   Vivian W. Jones               1996      $104,040    -0-           -0-
   Co-President and Director     1995        72,000    -0-           -0-
   President of First Light      1994        50,000    -0-           -0-

STOCK OPTION PLAN

   In May 1996 the Company adopted its 1996 Stock Option Plan (the "Stock Option Plan"). The purpose of the Stock Option Plan is to encourage growth in shareholder value by providing financial incentives to selected members of its board of directors, employees, consultants and advisors who are in positions to make significant contributions toward that success. The aggregate number of shares reserved for issuance under the Stock Option Plan is 2,500,000 shares. Options granted under the Stock Option Plan can be either (i) options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or (ii) non-qualified stock options. The Stock Option Plan permits the grant of stock appreciation rights in connection with the grant of stock options. The Stock Option Plan is administered by a compensation committee of the board of directors, consisting of Messrs. Brown and Hauck. The compensation committee has the authority to determine exercise prices applicable to the options, the eligible directors, employees, consultants and advisers to whom options may be granted, the number of shares and class of common stock subject to each option, and the extent to which options may be exercisable. The compensation committee is empowered to interpret the Stock Option Plan and to prescribe, amend and rescind the rules and regulations pertaining to the Stock Option Plan. No option is transferable by the optionee other than by will or the laws of descent and distribution, and each option is exercisable during the lifetime of the optionee only by such optionee.

   No incentive stock option granted under the Stock Option Plan may be granted at a price less than the fair market value of the underlying common stock on the date of grant (or less than 110% of fair market value in the case of holders of 10% or more of the total combined voting power of all classes of stock). Non-qualified stock options may be granted at the exercise price established by the compensation committee, which may not be less than the fair market value of the common stock on the date of grant.

   Each option granted under the Stock Option Plan is exercisable for a period not to exceed ten years from the date of grant (or five years in the case of a holder of more than 10% of the total combined power of all classes of stock) and shall lapse upon expiration of such period, or earlier upon termination of the recipient's employment with the Company or as determined by the compensation committee.

   Pursuant to the Merger Agreement, options to purchase 2,251,200 shares of the Company's Class B Common Stock were issued under the Stock Option Plan to replace options previously granted by Old American Artists (under a comparable stock option plan) and then outstanding, to purchase 3,840,328 shares of Old American Artists' common stock. No shares of common stock have been issued upon exercise of options granted under the Stock Option Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table shows beneficial ownership of capital stock of the Company at December 1, 1996, for the directors and officers of the Company, and for each beneficial owner of 5% or more of either class of the Company's common stock.

                                       SHARES OF CLASS A           SHARES OF CLASS B
                                          COMMON STOCK               COMMON STOCK
   NAME                                     NUMBER     % *            NUMBER          %*
   -------                                  ------    -----           -------        ----
Steven D. Brown (1)(6)                      100        -              1,256,127      22.8%

Rex Hauck (1)(2)(6)                         300        -              1,311,029      23.8%

Vivian W. Jones (1)(3)(6)                   600        -              1,318,350      20.4%

Robert A. Martinez (1)(4)                     -        -                 11,724         -

J. Eric Van Atta (1)(5)                   2,767        -                125,346       2.2%

John W. Boyd (1)                            400        -                341,941       6.2%

Glen W. Warren (1)(6)(7)                    200        -                320,635       5.8%

Ron L. Loveless (1)                      10,100      1.4%                50,469         -

V. Robert Colton (1)                        100        -                  5,762         -

Malcolm C.
 Davenport, V(1)(8)                         200        -                131,006       2.4%

Norman J. Hoskin (1)                          -        -                      -         -

Dan Holloway (1)                          2,667        -                      -         -

Douglas J. Bates                        117,020     16.0%                     -         -
 244 B Greenwood Drive
 Ballwin, Missouri 63011

Alan G. Johnson                         125,720     17.2%                     -         -
 325 Highway DD
 Defiance, Missouri 63341

Austrialian Advisors Corp.              300,000     41.0%                     -         -
 Bay & Deveaux St. 2nd Fl.
 P.O. Box N-1000
 Nassau, Bahamas

All Officers and Directors as a
Group (12 persons)(2)(3)(4)(5)(7)(8)     17,434      2.4%             4,872,389      75.2%
------------------------------------

    *   Any percentages under one percent (1%) are not shown.

   (1) The address for the officers and directors is the corporate office of the Company located at 1245 Fowler St., N.W., Atlanta, Georgia 30318.

   (2) Includes 11,524 shares of Class B Common Stock and 200 shares of Class A Common Stock owned by Mr. Hauck's minor children, as to which Mr. Hauck disclaims beneficial ownership.

   (3) Includes 879,300 shares of Class B Common Stock subject to purchase under currently exercisable options. Also includes 14,555 shares of Class B Common Stock and 100 shares of Class A Common Stock owned by Ms. Jones' minor son, as to which Ms. Jones disclaims beneficial ownership, and 72,875 shares of Class B Common Stock and 400 shares of Class A Common Stock transferred by Ms. Jones to other relatives, which shares continue to be subject of the voting agreement between Messrs. Brown, Hauck, Warren and Ms. Jones. See Note (6) below.

   (4) Includes 11,724 shares of Class B Common Stock subject to purchase under currently exercisable options.

   (5) Includes 87,343 shares of Class B Common Stock subject to purchase under currently exercisable options.

   (6) Under an agreement (the "Voting Agreement") dated April 1996 Messrs. Brown, Hauck and Warren and Ms. Jones agreed to vote all their shares of Common Stock of the Company ("Committed Shares") as a block in accordance with the majority vote (by shares) among themselves. The Voting Agreement will remain in effect for five years from the date of signing, unless sooner terminated by a written agreement executed by shareholders holding of record a majority of the Committed Shares then subject to the Agreement.

   (7) Includes 12,315 shares of Class B Common Stock and 100 shares of Class A Common Stock owned by Mr. Warren's spouse, as to which Mr. Warren disclaims beneficial ownership.

   (8) Includes 87,830 shares of Class B Common Stock and 100 shares of Class A Common Stock, held by Mr. Davenport as trustee of a family trust.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Pursuant to an agreement dated August 31, 1993, and restructured November 3, 1995, AAFC Group acquired all of the outstanding stock of Current Corporation (later renamed First Light Entertainment Corporation) from Ms. Jones in exchange for 750,000 shares of common stock of Old American Artists and an option to purchase up to 1,500,000 additional shares on or before September 1, 2003, at a price of $0.50 per share. Ms. Jones' options became exercisable in three annual increments of 500,000 shares each, the last of which vested September 1, 1996. Current Corporation, organized by Ms. Jones in August 1993, had acquired certain assets of Jayan House, Ltd., a commercial production business with which she had been employed, in exchange for its 4.37% note, $100,000 principal amount, payable in 20 equal quarterly installments of principal and interest commencing November 1993.

   From December 1993 through the Merger Date, Dr. Warren purchased 147,060 shares of common stock of Old American Artists at an aggregate price of $125,000 ($0.85 per share). In connection with certain of these purchases, Dr. Warren also received warrants for the purchase of 44,118 shares of Old American Artists common stock at a price, to be determined by the related agreement, between $1.50 and $2.00. These warrants are exercisable through June 1998. In November 1995, Old American Artists granted Dr. Warren an option under its 1995 Stock Option Plan to purchase 200,000 shares of Old American Artists common stock at $0.85 per share. The option, which by reason of the Merger now relates to 117,240 shares of Class B Common Stock purchasable at $1.45 per share, expires in June 1998.

   Effective July 1995, Old American Artists agreed with Dr. Warren and Mr. Boyd to cancel February, 1993 transactions in which the two individuals each purchased, by delivery of their respective non-recourse promissory notes, 111,111 shares of Old American Artists common stock at an aggregate price of $100,000 ($0.90 per share).

   In July 1993, Dr. Glen Warren and Dr. John Boyd opened a $100,000 revolving bank line of credit with Deposit Guaranty National Bank for the benefit of Old American Artists. In September 1994, the revolving line of credit was replaced by a note which the Company is repaying in monthly installments. At July 31, 1996, the principal balance was $29,280.

   In May 1996, Old American Artists agreed with Dr. Glen Warren to issue to Dr. Warren options for the purchase, at $1.00 per share, of 48,120 shares of common stock of Old American Artists in return for, and at such time as, Dr. Warren arranged or made available to Old American Artists, a three month $75,000 line of credit. The line of credit was arranged in July 1996 at which time Old American Artists issued the options to Dr. Warren. The line of credit was converted (at its expiration) into a six month unsecured note with a per annum interest rate of 8.75%. Dr. Warren is the co-signer of the note.

   In June 1994, Old American Artists purchased a 49% interest in Diversity Filmworks, Inc., a newly incorporated corporation, consisting of 490 shares of common stock, for a purchase price of $245. The owner of the other 51% is Tyrone
C. Johnson. In September 1996, Old American Artists and Mr. Johnson entered into a stockholder agreement pursuant to which the size of Diversity's board of directors was set at five, of which three will be individuals designated by Old American Artists.

   In April 1996 Messrs. Brown, Hauck and Warren and Ms. Jones entered an agreement under which they agreed to vote all their shares of stock of Old American Artists as a block in accordance with the majority vote (by shares) among themselves. Those shares of Old American Artists common stock were exchanged, in the Merger, for shares of Class A common Stock and Class B common stock of the Company, which shares are subject to the voting agreement. By reason of their corporate offices, share ownership and voting agreements they may be deemed "controlling persons" of the Company.

   From December 1993 to August 1995, Old American Artists made five loans totaling $53,730 to Steven D. Brown, each of which was represented by an unsecured promissory note due December 1998, with accumulated interest of 7% per annum. Old American Artists also made advances to Mr. Brown, without interest, in the amount of $12,303, which are due on demand.

   In December 1993 and May 1995, Old American Artists made two loans totaling $50,000 to Vivian Jones, each of which was represented by an unsecured promissory note due December 1998, with accumulated interest at 7% per annum. Old American Artists also made advances to Ms. Jones, without interest, in the amount of $34,500, which Ms. Jones paid $23,000 in October 1996. The remaining $11,500 is due on demand.

   Old American Artists' agreement dated May 16, 1995, as amended, with Atlantic International Capital, Ltd., ("AIC"), of which Norman Hoskins is an officer and stockholder, was terminated by mutual consent on September 27, 1996. Old American Artists then entered a new agreement retaining AIC, effective October 1, 1996, (i) to advise and counsel Old American Artists concerning communications and relations with investors and with market makers in the common stock of Old American Artists, and (ii) to provide Old American Artists other business advice and counsel. The new advisory agreement will remain in effect (unless terminated upon 90 days' prior written notice by either party) until September 31, 1997. The Company replaced Old American Artists under this agreement upon the completion of is Merger. The Company will pay AIC $3,000 per month for such services.

   In October 1996, Glen C. Warren and Malcolm C. Davenport, V each loaned $25,000 to the Company for use as working capital and to fund operating losses. The loans are due August 1, 1997, or sooner upon demand by the respective holders, and bear interest at the prime rate plus one percentage point. As additional consideration, the Company issued each of the lenders an option to purchase up to 9,403 of Class B Common Stock at $1.71 per share at any time through June 30, 2000.

   In November 1996, Ron L. Loveless purchased 10,000 shares of the Company's Class A Common Stock for an aggregate price of $25,000 ($2.50 per share) and for no additional consideration received a warrant to purchase an additional 3,333 shares of Class A Common Stock at a price of $3.00 per share, exercisable through June 30, 2000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBIT LIST


EXHIBIT NUMBER                     DESCRIPTION
--------------                     -----------

 2.1* Agreement and Plan of Merger dated as of May 1, 1996 with American Artists Film Corporation
 3.1*    Articles of Incorporation of the Registrant
 3.2*    Amended and Restated Bylaws of the Registrant
 3.3*    Amendment to Articles of Incorporation of the Registrant adopted May 1,
         1996
 3.4*    Articles of Incorporation of American Artists
 3.5*    Bylaws of American Artists
 10.1*   Form of Indemnification Agreement
 10.2*   Consulting Agreement with Douglas J. Bates
 10.3*   Consulting Agreement with Alan G. Johnson
 10.4*   Promissory Note with Douglas J. Bates
 10.5*   Promissory Note with Alan G. Johnson
 10.6* Common Stock Investment Agreement, dated February 24, 1992, and the Agreement dated February 24, 1992, between American Artists and Icon International, Inc., as extended by letter dated August 21, 1995
 10.7* Asset Purchase Agreement, dated August 1, 1993, between Current Corporation and First Light Entertainment Corporation
 10.8* Lease Agreement, dated August 5, 1993, between Kee Joint Venture and Current Corporation, as renewed June 15, 1995 between Kee Joint Venture and First Light Entertainment Corporation
 10.9* Share Purchase Agreement, dated August 31, 1993, and Amendment Agreement, dated November 3, 1995, between American Artists and Vivian Walker Jones, with respect to shares of First Light Entertainment Corporation
 10.10* Agreement, dated April ___, 1994, between NBC Entertainment and Greystone Communications, Inc., as supplemented by letter agreement dated April 7, 1994, regarding Angels I
 10.11* License Agreement, dated April 13, 1994, between Calling Card Company, Inc. and American Artists, as supplemented by letter agreement dated July 28, 1994
 10.12* Letter Agreement, dated May 13, 1994, between Calling Card Company, Inc. and American Artists
 10.13* Joint Venture Agreement, dated May 20, 1994, between Greystone Communications, Inc. and American Artists
 10.14* Subscription Agreement, dated June 29, 1994, between American Artists and First Light Diversity, Inc.
 10.15* Agreement, dated July 26, 1994, between NBC Entertainment and Greystone Communications, Inc., as supplemented by agreement dated July 26, 1994, regarding Angels II
 10.16* Distribution Agreement, dated July 26, 1994, as revised October 10, 1994, between Alfred Haber Distribution, Inc. and American Artists
 10.17* Agreement, dated August 3, 1994, between American Artists and Ballantine Books
 10.18* License Agreement, dated as of August 8, 1994, between Time-Life Video and American Artists
 10.19* Promissory Note, dated September 13, 1994, made by John W. Boyd and Glen C. Warren, to be paid to the order of Deposit Guaranty National Bank

 10.20* Financial Consulting Agreement, dated May 6, 1995, between Atlantic International Capital, Ltd. and American Artists, as amended by letter agreement dated May 1, 1996
 10.21* American Artists 1995 Stock Option Plan, approved December 1, 1995 10.22* Voting Agreement, dated april 29, 1996, among Rex Hauck, Steve Brown,
         Dr. Glen Warren, and Vivian Jones
 10.23* License Agreement, dated as of April 30, 1996, between American Artists and Turner Original Productions, Inc., regarding Angels I and Angels II
 10.24* Development Agreement, dated June 14, 1996, between American Artists and Turner Original Productions, Inc.
 10.25*  Articles of Incorporation of Millennium Group, L.L.C.
 10.26*  Operating Agreement of Millennium Group, L.L.C.
 10.27*  Articles of Organization of Death and Taxes Film Company, L.L.C.
 10.28* Form of Operating Agreement of Death and Taxes Film Company, L.L.C. 10.29* Articles of Incorporation of First Light Entertainment Corporation 10.30* Bylaws of First Light Entertainment Corporation
 10.31*  Articles of Incorporation of Diversity Film Works, Inc.
 10.32*  Bylaws of Diversity Film Works, Inc.
 10.33* Unsecured Promissory Note dated July 17, 1996 issued to Deposit Guaranty National Bank
 10.34*  Agreement with Liberty Transfer Co.
 10.35** Voting Agreement between American Artists Film Corporation and Tyrone
         C. Johnson
 10.36 Lease Agreement, dated August 15, 1996, between Kee Joint Venture and First Light Entertainment Corporation
 10.37 Promissory Note, dated November 21, 1996, made by American Artists Film Corporation and co-signed by Glen C. Warren, to be paid to the order of Deposit Guaranty National Bank
 10.38 Financial Consulting Agreement, dated May 16, 1995, between Atlantic International Capital, Ltd. and American Artists, as amended by letter agreements dated May 1, 1996 and September 27, 1996
 10.39 Overhead Allocation Agreement between American Artists Film Corporation and Diversity Filmworks, Inc. , dated July 31, 1996
 10.40 Production Agreement, dated October 11, 1996, between American Artists and Turner Original Productions, Inc.
 10.41 Common Stock Investment Agreement, dated February 24, 1992, and the Agreement dated February 24, 1992, between American Artists and Icon International, Inc., as extended by letter agreements dated August 21, 1995 and December 10, 1996
 27.1    Setab Alpha Financial Data Schedule
 27.2    American Artists Financial Data Schedule

__________________

* Registration Statement on Form SB-2 (File No. 33-97196C) of Setab Alpha, Inc., filed on September 16, 1996.

** Registration Statement on Form S-4 (File No. 333-4159) of Setab Alpha, Inc., filed September 16, 1996.

(B)  REPORTS ON FORM 8-K.

   No reports on form 8-K have been filed by the Company during the quarter ended July 31, 1996.

                                  SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 19, 1996
                                  AMERICAN ARTISTS FILM CORPORATION



                                  By : /s/ Steven D. Brown
                                       -----------------------------------------
                                       Steven D. Brown
                                       Chief Executive Officer


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicate.

/s/ Rex Hauck                 Director, Co-Chairman of the Board,  December 19, 1996
---------------------------
Rex Hauck                     and Co-President

/s/ Vivian Jones              Director, Co-President               December 19, 1996
---------------------------
Vivian Jones

/s/ Robert A. Martinez        Vice President/Finance, Treasurer    December 19, 1996
---------------------------
Robert A. Martinez

/s/ V. Robert Colton          Director                             December 19, 1996
---------------------------
V. Robert Colton

/s/ John W. Boyd              Director                             December 19, 1996
---------------------------
John W. Boyd

/s/ Malcolm C. Davenport, V   Director                             December 19, 1996
---------------------------
Malcolm C. Davenport, V

/s/ Ron L. Loveless           Director                             December 19, 1996
---------------------------
Ron L. Loveless

/s/ Glen Warren               Director                             December 19, 1996
---------------------------
Glen Warren

/s/ Dan Holloway              Director                             December 19, 1996
---------------------------
Dan Holloway

/s/ Norman Hoskin             Director                             December 19, 1996
---------------------------
Norman Hoskin

                       AMERICAN ARTISTS FILM CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

          Setab Alpha, Inc. ("Setab Alpha")                             Page
          ---------------------------------                             ----
          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS             F-2

          Balance sheet                                                  F-3
          Statement of operations                                        F-4
          Statement of stockholders' deficit                             F-5
          Statement of cash flows                                        F-6
          Summary of accounting policies                                 F-7
          Notes to financial statements                                  F-8

          American Artists Film Corporation ("Old American Artists")
          ----------------------------------------------------------

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS             F-9

          Consolidated balance sheets                                   F-10
          Consolidated statements of operations                         F-12
          Consolidated statements of stockholders' equity               F-13
          Consolidated statements of cash flows                         F-14
          Notes to consolidated financial statements                    F-15

          Pro Forma Financial Statements
          ------------------------------

          Introduction                                                  F-27
          Pro forma consolidated balance sheet                          F-29

   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



   Board of Directors
   Setab Alpha, Inc.
   Ballwin, Missouri

   We have audited the balance sheet of Setab Alpha, Inc. (a development stage company) as of July 31, 1996, and the related statements of operations, stockholders' deficit and cash flows for the period from July 5, 1995 (date of inception) through July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Setab Alpha, Inc. at July 31, 1996 and the results of its operations and its cash flows for the period from July 5, 1995 (date of inception) through July 31, 1996 in conformity with generally accepted accounting principles.



                                                    BDO SEIDMAN, LLP



   St. Louis, Missouri
   December 5, 1996

                               SETAB ALPHA, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 Balance Sheet
                                 July 31, 1996

ASSETS
CURRENT
  Cash                                                                $     0.20
  Deferred offering costs (Note 2)                                     10,000.00
                                                                      ----------

                                                                      $10,000.20
                                                                      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
  Accounts payable  (Note 2)                                          $10,500.00
  Accrued interest                                                        164.95
  Note payable - related party (Note 2)                                 4,812.80
                                                                      ----------

TOTAL LIABILITIES                                                      15,477.75
                                                                      ----------

STOCKHOLDERS' DEFICIT (Note 2)
  Preferred stock, $0.001 par - shares authorized 10,000,000
    issued and outstanding, 0                                                  -
  Common stock, $0.001 par:
    Class A - shares authorized, 20,000,000; issued
     and outstanding, 20                                                    0.02
    Class B - shares authorized, 20,000,000, issued
     and outstanding, 0                                                        -
  Additional paid-in capital                                                0.18
  Deficit accumulated during the development stage                     (5,477.75)
                                                                      ----------

TOTAL STOCKHOLDERS' DEFICIT                                            (5,477.55)
                                                                      ----------

                                                                      $10,000.20
                                                                      ==========


See accompanying summary of accounting policies and notes to financial statements.

                               SETAB ALPHA, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                           Statement of Operations
               For the Period July 5, 1995 (date of inception)
                             through July 31, 1996

REVENUES                                                     $     0.00

EXPENSES                                                       5,477.75
                                                             ----------

NET LOSS                                                     $(5,477.75)
                                                             ==========

NET LOSS PER SHARE                                           $  (273.89)
                                                             ==========

WEIGHTED AVERAGE NET SHARES OUTSTANDING                              20
                                                             ==========

See accompanying summary of accounting policies and notes to financial statements.

                               SETAB ALPHA, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                      Statement of Stockholders' Deficit
               For the Period July 5, 1995 (date of inception)
                             through July 31, 1996

                                                                          Deficit
                                                                        accumulated
                                                         Additional      during the           Total
                                     Common Stock          paid-in       development       stockholders'
                                 -------------------
                                 Shares       Amount       capital           stage             equity
                                 ------       ------      ----------      ------------     --------------
Issuance of common stock
  on July 5, 1995 (date of
  inception) for cash                20        $0.02           $0.18       $     0.00         $     0.20

Net loss                              0         0.00            0.00        (5,477.75)         (5,477.75)
                                     --        -----           -----       ----------         ----------

Balance, July 31, 1996               20        $0.02           $0.18       $(5,477.75)        $(5,477.55)
                                     ==        =====           =====       ==========         ==========

See accompanying summary of accounting policies and notes to financial statements.

                               SETAB ALPHA, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            Statement of Cash Flows
               For the Period July 5, 1995 (date of inception)
                             through July 31, 1996

OPERATING ACTIVITIES
 Net loss                                                            $(5,477.75)
 Adjustments to reconcile net loss to net cash used in
    operating activities:
    Increase in accounts payable                                         500.00

    Increase in accrued interest                                         164.95
                                                                     ----------

CASH USED IN OPERATING ACTIVITIES                                     (4,812.80)
                                                                     ----------

FINANCING ACTIVITIES
 Borrowings under note payable                                         4,812.80
 Proceeds from issuance of common stock                                    0.20
                                                                     ----------

CASH PROVIDED BY FINANCING ACTIVITIES                                  4,813.00
                                                                     ----------

INCREASE IN CASH                                                           0.20

CASH, beginning of period                                                  0.00
                                                                     ----------

CASH, end of period                                                  $     0.20
                                                                     ==========

See accompanying summary of accounting policies and notes to financial statements.

                               SETAB ALPHA, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                        Summary of Accounting Policies

BUSINESS Setab Alpha, Inc. (the Company) was formed as a Missouri corporation for the purpose of engaging in a merger or other business combination with an operating company. On October 7, 1996, the Company effected a merger ("the Merger") with American Artists Film Corporation, a Georgia corporation which is engaged in the independent production of feature films, television/cable programming and commercials. The Merger resulted in the issuance of previously authorized but unissued shares of Class A and Class B common stock, respectively, and a change in control of the Company. Since the planned principal operations had not commenced during the period presented, the Company is considered to be a development stage company, as defined in Financial Accounting Standards No. 7.


ORGANIZATION                 The Company was formed on July 5, 1995 under the
                             laws of the State of Missouri. The Company has adopted a fiscal year ending on July 31.


CASH EQUIVALENTS             The Company considers all highly liquid
                             instruments with an initial maturity of three months or less to be cash equivalents.


ORGANIZATION COSTS           Organization costs are expensed as incurred.


FAIR VALUE OF                The fair values of financial instruments do not
FINANCIAL INSTRUMENTS        differ materially from their recorded amounts.

                               SETAB ALPHA, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         Notes to Financial Statements


1.  PUBLIC OFFERING          On October 7, 1996, the Company completed a public
                             offering of 700,000 shares of its Class A common stock at an offering price of $0.05 per share, resulting in gross proceeds of $35,000 and net proceeds to the Company of $15,477.


2.  RELATED PARTY            In July 1995, the Company was incorporated in the
      TRANSACTIONS           State of Missouri with an authorized capital of
                             30,000,000 shares of common stock at a par value of $.001 per share. In connection with its organization, the Company issued to Alan G.
                             Johnson and to Douglas J. Bates 10 shares of common stock each, at a purchase price of $.01 per share. In May 1996, the Company's Articles of
                             Incorporation were amended to authorize 20,000,000 shares of Class A common stock, 20,000,000 shares of Class B common stock and 10,000,000 shares of Preferred Stock, each having a par value of $0.001 per share. All outstanding shares of common stock were converted into an equal number of shares of Class A common stock.

                             At July 31, 1996, the Company was indebted to Messrs. Bates and Johnson in the aggregate principal amounts of $2,757.47 and $2,055.33, respectively. Such amounts were advanced to the Company for the purpose of funding disbursements relating to the organization of the Company. The indebtedness of the Company to Messrs. Bates and Johnson is unsecured, bears interest at an annual rate equal to the prime rate plus 2% and is payable on the date a business combination is effected.

                             Pursuant to separate letters of engagement dated July 5, 1995, the Company has agreed to pay to Alan G. Johnson and Douglas J. Bates the sum of $5,000 each on the effective date of the Registration Statement, as consideration for services rendered by such persons in connection with the formation and organization of the Company. These amounts are reflected on the balance sheets as deferred offering costs and accounts payable.

   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



   Board of Directors
   American Artists Film Corporation
   Atlanta, Georgia


   We have audited the accompanying consolidated balance sheets of American Artists Film Corporation and Subsidiaries as of July 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Artists Film Corporation and Subsidiaries as of July 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with generally accepted accounting principles.


                                                 BDO SEIDMAN, LLP



   Atlanta, Georgia
   December 5, 1996

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                            July 31,
                                               -------------------------------
                                                    1996               1995
                                               -------------       -----------

ASSETS
CASH                                             $        -       $  122,197

ACCOUNTS RECEIVABLE                                 107,457          186,793

FILM COSTS, NET OF ACCUMULATED
  AMORTIZATION (Note 1)                             475,877          415,721

PROPERTY AND EQUIPMENT, NET (Notes 1, 2              52,128           78,962
  and 3)

GOODWILL, NET OF ACCUMULATED
 AMORTIZATION (Note 2)                              156,572          195,714

DEFERRED OFFERING COSTS (Note 1)                    105,000          105,000

ADVANCES TO OFFICERS (Note 1)                       217,247          156,178

OTHER (Note 1)                                          112           27,297
                                                 ----------       ----------

                                                 $1,114,393       $1,287,862
                                                 ==========       ==========

See accompanying notes to consolidated financial statements.

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets


                                                            July 31,
                                                  --------------------------
                                                        1996         1995
                                                  ------------    ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

  Accounts payable                                  $   169,781   $  179,073
  Accrued expenses                                      112,115      106,561
  Accrued accounting and legal                          152,985      105,000
  Accrued payroll taxes                                 103,630            -
  Film revenue participations                                 -       41,910
  Deferred revenue                                       11,867       56,303
  Notes payable (Notes 2 and 3)                          76,976      130,739
                                                    -----------   ----------

TOTAL LIABILITIES                                       627,354      619,586
                                                    -----------   ----------

MINORITY INTEREST (Note 1)                               50,000            -

CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (Note 4)
  Preferred stock, 10,000,000
   shares authorized, none issued                             -            -

  Common stock, stated value $.05 per share,
   30,000,000 shares authorized,                        470,392      418,411
   9,407,837 and 8,368,220 issued and outstanding
  Additional paid-in capital                          2,125,117    1,221,397
  Unamortized advertising credits (Note 1)             (122,618)    (122,618)
  Accumulated deficit                                (2,035,852)    (848,914)
                                                    -----------   ----------

TOTAL STOCKHOLDERS' EQUITY                              437,039      668,276
                                                    -----------   ----------

                                                    $ 1,114,393   $1,287,862
                                                    ===========   ==========

See accompanying notes to consolidated financial statements.

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                     Year ended July 31,
                                                 --------------------------
                                                     1996          1995
                                                 -----------    -----------
REVENUES (Note 1)
 Commercial production                           $ 1,689,644     $2,819,390
 Film revenues (Note 1)                               21,995        882,331
                                                 -----------     ----------

                                                   1,711,639      3,701,721
                                                 -----------     ----------

COSTS AND EXPENSES
 Cost of commercial production                     1,330,604      2,196,716
 Film cost amortization                               15,963        639,236
 Selling, general and                              1,351,227        801,106
  administrative                                 -----------     ----------

                                                   2,697,794      3,637,058
                                                 -----------     ----------

INCOME (LOSS) FROM OPERATIONS                       (986,155)        64,663

Interest expense                                       6,777         12,810
Equity in loss of Diversity Filmworks,               194,006         59,646
 Inc. (Note 1)                                   -----------     ----------

NET LOSS                                         $(1,186,938)    $   (7,793)
                                                 ===========     ==========

PRO FORMA NET LOSS PER SHARE (NOTE 1)            $      (.22)    $        -
                                                 ===========     ==========

PRO FORMA WEIGHTED AVERAGE COMMON
 SHARES AND EQUIVALENT SHARES
 OUTSTANDING (NOTE 1)                              5,305,652      4,841,348
                                                 ===========     ==========

See accompanying notes to consolidated financial statements.

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity


                                                              Additional   Unamortized                      Total
                                            Common Stock        Paid-In    Advertising   Accumulated   Stockholders'
                                       ---------------------
                                          Shares     Amount     Capital      Credits       Deficit         Equity
                                          ------     ------     -------      -------       -------         ------
BALANCE, July 31, 1993                   6,754,480  $337,724  $  275,834     $(122,618)  $  (374,554)     $   116,386
  Issuances of common stock:
   Cash                                    588,240    29,412     470,588             -             -          500,000
   Acquisition of First Light (Note 2)     750,000    37,500     337,500             -             -          375,000
  Net loss                                       -         -           -             -      (466,567)        (466,567)
                                         ---------  --------  ----------   -----------   -----------      -----------

BALANCE, July 31, 1994                   8,092,720   404,636   1,083,922      (122,618)     (841,121)         524,819
  Issuances of common stock:
   Cash                                    185,286     9,264     141,986             -             -          151,250
   Option conversion (Note 9(b))            90,214     4,511      (4,511)            -             -                -
  Net loss                                       -         -           -             -        (7,793)          (7,793)
                                         ---------  --------  ----------   -----------   -----------      -----------

BALANCE, July 31, 1995                   8,368,220   418,411   1,221,397      (122,618)     (848,914)         668,276

  Issuances of common stock for cash     1,039,617    51,981     903,720             -             -          955,701
  Net loss                                       -         -           -             -    (1,186,938)      (1,186,938)
                                         ---------  --------  ----------   -----------   -----------      -----------
                                                                                     -
BALANCE, July 31, 1996                   9,407,837  $470,392  $2,125,117     $(122,618)  $(2,035,852)     $   437,039
                                         =========  ========  ==========   ===========   ===========      ===========

See accompanying notes to consolidated financial statements.

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                       Year ended July 31,
                                                    -------------------------
                                                       1996           1995
                                                    ------------ ------------


OPERATING ACTIVITIES
  Net loss                                          $(1,186,938)     $  (7,793)
  Adjustments to reconcile net loss to
   cash (used in)
       provided by operating activities:
       Film cost amortization                            15,963        575,980
       Depreciation and amortization                     63,354         67,134
       Loss on disposition of assets                      2,622              -
       Equity in loss of Diversity                      194,006         59,646
        Filmworks, Inc.
       Changes in assets and liabilities
          Accounts receivable                            79,336         87,655
          Film costs additions                          (76,119)      (714,486)
          Other assets                                 (227,890)      (161,781)
          Accounts payable                               (9,292)       (11,468)
          Accrued expenses                              157,169         64,656
          Film revenue participations                   (41,910)         4,112
          Deferred revenues                             (44,436)        56,303
                                                    -----------      ---------

Cash (used in) provided by operating                 (1,074,135)        19,958
 activities                                         -----------      ---------

INVESTING ACTIVITY
   Capital expenditures                                       -        (19,842)
                                                    -----------      ---------

FINANCING ACTIVITIES
   Repayment of notes payable                           (53,763)       (73,655)
   Issuances of common stock                            955,701        151,250
   Increase in deferred offering costs                        -       (105,000)
   Minority interest                                     50,000              -
                                                    -----------      ---------

Cash provided by (used in) financing                    951,938        (27,405)
 activities                                         -----------      ---------

NET DECREASE IN CASH                                   (122,197)       (27,289)

CASH, beginning of year                                 122,197        149,486
                                                    -----------      ---------

CASH, end of year                                   $  -             $ 122,197
                                                    ===========      =========

See accompanying notes to consolidated financial statements.

                       AMERICAN ARTISTS FILM CORPORATION
                                AND SUBSIDARIES

                  Notes to Consolidated Financial Statements




1.  SUMMARY OF SIGNIFICANT     NATURE OF BUSINESS
    ACCOUNTING POLICIES
                               American Artists Film Corporation ("American
                               Artists", and together with its subsidiaries
                               "AAFC Group"), directly and through its
                               subsidiaries, engages in the development, production and exploitation of made-for-television and feature length motion pictures, and in the commercial contract productions of film products, principally television commercials. The Company classifies its operations in two business segments: (i) film development and production and (ii) contract production. The Company's film development and production operations involve the granting of credit to film exhibitors and distributors. The
                               Company's contract production operations involve the granting of credit to advertising agencies that represent clients in various industries.

                               For fiscal 1996, three of the Company's customers accounted for fees equal to 18.5%, 12.5% and 10.3% of consolidated revenues. The Company obtains its revenues from discrete project assignments obtained from various clients. Accordingly, while the fees from one or more clients may, in any year, be significant as the result of the size of a project undertaken for that client, the Company is not dependent on any one client for a material amount of its revenues.

                               BASIS OF PRESENTATION

                               The consolidated financial statements include the accounts of American Artists and First Light Entertainment Corporation ("First Light"), a 100 percent-owned subsidiary and those of Millennium Group, L.L.C. ("Millennium").

                               Millennium is a limited liability corporation in which the Company exercises significant control through its capacity as manager, which position allows it to direct the operations of Millennium, Millennium's purchase and sale of assets, issuance of debt or equity securities, and Millennium's execution of contracts and agreements, without the approval of the other stockholders. Millennium was formed to produce and distribute a sixty minute video. American Artists will be entitled to (i) 50 percent of net income after the minority stockholders have recovered their investment up to a point where the minority stockholders have received a 200% return and (ii) 90% thereafter. As of July 31, 1996, Millennium's activities have been limited to organization and pre-production story development. The minority interest at July 31, 1996 relates to Millennium.

                       AMERICAN ARTISTS FILM CORPORATION
                                AND SUBSIDARIES

                  Notes to Consolidated Financial Statements




                                        In accordance with Statement of
                                        Financial Accounting Standards No. 53
                                        "Financial Reporting by Producers and
                                        Distributors of Motion Picture Films"
                                        ("SFAS No. 53"), AAFC Group presents an
                                        unclassified balance sheet.

                                        Included in accounts payable at July 31, 1996, is $5,378 representing checks issued against future deposits.

                                        The preparation of financial statements
                                        in conformity with generally accepted
                                        accounting principles requires
                                        management to make estimates and
                                        assumptions that affect the reported
                                        amounts of assets and liabilities and
                                        disclosure of contingent assets and
                                        liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                        Certain prior periods amounts have been
                                        reclassified for comparative purposes.

                                        INVESTMENT IN DIVERSITY FILMWORKS, INC.

                                        American Artists owns 49% of the
                                        outstanding common stock of Diversity
                                        Filmworks, Inc. ("Diversity"). Diversity was formed by American Artists and a qualified minority owner to engage in contract production as a qualified minority contractor. American Artists accounts for its investment in Diversity using the equity method of accounting.

                                        The following sets forth certain
                                        summarized financial information about
                                        Diversity:


                                                                                               July 31,
                                                                                   ---------------------------------
                                                                                        1996               1995
                                                                                        ----               ----
                                        Current assets                                  $  31,999          $ 17,783
                                                                                        =========          ========

                                        Due to American Artists                           255,409            75,494
                                        Other current liabilities                          31,887             3,079
                                                                                        ---------          --------
                                        Total liabilities                                 287,296            78,573

                                        Stockholders' deficit                            (255,297)          (60,790)
                                                                                        ---------          --------

                                                                                        $  31,999          $ 17,783
                                                                                        =========          ========

                       AMERICAN ARTISTS FILM CORPORATION
                                AND SUBSIDARIES

                  Notes to Consolidated Financial Statements


                                                                         July 31,
                                                               ------------------------
                                                                   1996         1995
                                                                   ----         ----
                                        Sales                    $ 777,309      $ 237,810
                                        Costs of production
                                          and selling, general
                                          and administrative
                                          expenses                 971,315        297,456
                                                                 ---------      ---------

                                        Net loss                 $(194,006)     $ (59,646)
                                                                 =========      =========

                                        Diversity's net losses have been
                                        financed by American Artists, and
                                        accordingly, in fiscal 1996 and 1995
                                        American Artists recorded 100% of
                                        Diversity's losses. Effective July 31,
                                        1996, American Artists and Diversity
                                        executed an agreement that changed,
                                        retroactively to August 1, 1995, the
                                        manner in which certain of American
                                        Artists' operating expenses are
                                        allocated and charged to Diversity. As a result, expenses of $151,308 relating to the first three quarters of fiscal 1996 were charged to Diversity in the fourth quarter of fiscal 1996. The change had no effect on the consolidated net loss as American Artists recorded 100% of Diversity's loss.

                                        American Artists' advances to and
                                        investment in Diversity, adjusted for
                                        the Diversity income or losses included
                                        in American Artists' net income, were
                                        $112 and $14,204 at July 31, 1996 and
                                        1995, respectively, and are included in
                                        other assets.

                                        FILM COSTS AND REVENUES

                                        Costs incurred to develop stories,
                                        acquire story rights, produce and print
                                        films, and advertising or other
                                        distribution costs which benefit future
                                        markets, are capitalized as film costs
                                        when incurred. All other advertising and distribution costs are expensed as incurred.

                                        AAFC Group finances certain of its
                                        projects by granting revenue
                                        participations to outside investors in
                                        exchange for investments in the
                                        production of the film. Capitalized film costs are reduced by the financing provided under these arrangements.

                                        Capitalized film cost are amortized
                                        using the individual film forecast
                                        method under which capitalized costs are amortized based on the relationship between the gross revenue realized and the estimate of the total gross revenues to be earned by the film over its life. Revenue estimates are reviewed periodically and, when appropriate, are revised. Where unamortized film costs exceed a revised estimate of total future gross revenues, film costs are written down to net realizable value.

                       AMERICAN ARTISTS FILM CORPORATION
                                AND SUBSIDARIES

                  Notes to Consolidated Financial Statements




                                        The components of capitalized film costs were as follows:

                                                                       July 31,
                                                            ---------------------------------
                                                                 1996           1995
                                                                 ----           ----
                                        Released                 $ 867,256      $ 888,517
                                        Accumulated               (812,429)      (796,466)
                                        amortization             ---------      ---------
                                                                    54,827         92,051
                                        In production              128,366         71,508
                                        In development             292,684        252,162
                                                                 ---------      ---------

                                                                 $ 475,877      $ 415,721
                                                                 =========      =========


                                        The above amounts do not include any
                                        value for four developed scripts
                                        contributed to AAFC Group in 1991 by its founding stockholders in exchange for common stock. In accordance with generally accepted accounting principles, the scripts were recorded at zero, which, because no amounts had been expended for the development of scripts, represented the cost basis of the contributing stockholders, and the stated value of the common shares issued, $238,000, was charged against additional paid-in capital.

                                        In general, the majority of the revenue
                                        to be derived from a film will be earned during the two to three years following its release. On the basis of American Artists' current production projections, which could change in the future based on the availability of production funding, film demand and other factors, 40% of the unamortized film costs will be amortized over the three years that will end July 31, 1999, and 60% will be amortized over the four year period that will end July 31, 2000.

                                        Film revenues are recognized, in
                                        accordance with SFAS No. 53, generally
                                        when the film has been accepted by the
                                        licensee, where applicable, collection
                                        of license fee is reasonably assured,
                                        and the film is exhibited or is
                                        available for distribution in the
                                        applicable market. Films are generally
                                        first exhibited in television markets,
                                        and then are distributed on videotape.
                                        Revenues from the foreign exhibition or
                                        sale of films are denominated in U. S.
                                        dollars. Minimum guaranteed amounts from video license agreements, and from book royalties, are recognized when the applicable license period begins and the film or book is available to the distributor; amounts in excess of the minimum guarantee are recognized when earned. Revenues are reduced for amounts payable on account of revenue participations, which are accrued on the same basis as film costs are amortized. The components of film revenues were as follows:

                       AMERICAN ARTISTS FILM CORPORATION
                                AND SUBSIDARIES

                  Notes to Consolidated Financial Statements








                                                                               July 31,
                                                                 ----------------------------
                                                                    1996              1995
                                                                    ----              ----
                                        Television               $      -         $451,250
                                        Book royalties                  -          297,491
                                        Foreign video              21,995           75,064
                                        Domestic video                  -           58,526
                                                                  -------         --------

                                                                  $21,995         $882,331
                                                                  =======         ========



                                        COMMERCIAL PRODUCTION

                                        AAFC Group produces film products,
                                        primarily television commercials, for
                                        customers under fixed fee arrangements,
                                        which typically are less than two months in duration. Revenues and costs attributable to these contracts are recognized over the life of the contract using percentage-of-completion of accounting. Under that method, revenue, and related costs, are recognized based on the percentage of the contract completed, which is estimated on the basis of the relationship of the costs incurred to total estimated costs, except that provision is made currently for the full amount of any anticipated losses on contracts in progress. Previously, as of July 31, 1995 AAFC Group was on the completed contract method which did not differ materially from the percentage of completion method.

                                        PROPERTY AND EQUIPMENT

                                        Property and equipment are stated at
                                        cost. Depreciation is provided using the straight-line method over the estimated life of the related asset. The components of property and equipment are as follows:


                                                                Useful              July 31,
                                                                             ----------------------
                                                                Lives           1996       1995
                                                                                ----       ----
                                        Office
                                         furniture                5-7          $ 80,015   $ 82,057
                                         and fixtures
                                        Leasehold
                                         improvements             1              35,000     35,580
                                        Production                5-7             7,498      7,498
                                         equipment                             --------   --------
                                                                                122,513    125,135
                                        Less
                                        accumulated
                                        depreciation
                                        and
                                        amortization                             70,385     46,173
                                                                               --------   --------
                                                                               $ 52,128   $ 78,962
                                                                               ========   ========

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES


                  Notes to Consolidated Financial Statements


                             ADVANCES TO OFFICERS

                             AAFC Group has, on certain occasions, made cash advances to certain officers which generally bear interest at 7% per annum. Management anticipates that these advances will be repaid through their offset against future compensation.

                             DEFERRED OFFERING COSTS

                             Deferred offering costs are comprised principally of audit and other fees incurred in connection with AAFC Group's proposed merger with Setab Alpha, Inc. ("Setab Alpha"). Such costs will be charged against stockholders' equity in the first quarter of fiscal 1997 as a result of the October 7, 1996 completion of the merger.

                             UNAMORTIZED ADVERTISING COSTS

                             In fiscal 1992 AAFC Group issued 250,000 shares of its common stock in exchange for advertising credits that entitle AAFC Group to purchase media advertising credits having an aggregate "standard cost" value of $500,000. The credits were recorded on the basis of $0.50 per share, based on per share prices in Issuances of shares of common stock for cash during the same period. The unamoritzed advertising credits are presented as a reduction of stockholders' equity reflecting the acquisition of the credit for common stock.
                             The recoverability of the advertising credits is assessed based on the current market price for similar advertising and AAFC Group's ability to utilize the credits. The credits may be used by AAFC Group through December 31, 1997.

                             INCOME TAXES

                             AAFC Group files a consolidated income tax return and provides for income taxes under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Under that standard, deferred income taxes are provided on the difference between the financial reporting and tax bases of assets and liabilities.

                             PRO FORMA EARNINGS PER SHARE

                             As described elsewhere herein, on October 7, 1996, American Artists and Setab Alpha completed a merger ("the Merger") under which Setab Alpha acquired 100 percent of the outstanding common stock of American Artists in exchange for the issuance of 12,600 shares of Setab Alpha Class A common stock and 5,502,277 shares of Setab Alpha Class B common stock. The

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES


                  Notes to Consolidated Financial Statements


                             Merger is being accounted for as a recapitalization of American Artists, as a result of which American Artists will be deemed to have, on October 7, 1996,
                             (I) changed its capitalization to provide for two classes of Common Stock (Class A and Class B), and
                             (ii) effected a recapitalization in which an aggregate of 12,600 shares of Class A Common Stock and 5,502,277 shares of Class B common stock are exchanged for the outstanding shares of its common stock (an exchange ratio of an aggregate of .5862 Class A or Class B shares for each presently outstanding share). Pro forma earnings (loss) per share, computed to reflect the effect of such a reverse stock split on the historical shares outstanding, is presented in lieu of historical earnings (loss) per share as the pro forma presentation is considered to be more relevant.

                             Pro forma earnings per share are computed on the basis of the pro forma weighted average common shares and dilutive common share equivalents outstanding. Common stock equivalents consist of outstanding stock options and warrants.

                             CASH AND CASH EQUIVALENTS

                             Cash and cash equivalents are generally comprised of demand deposits and time deposits or highly liquid debt instruments with original maturities of three months or less. The Company's cash balances do not involve any significant concentrations of credit risk.

                             RECENT ACCOUNTING PRONOUNCEMENTS

                             In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". AAFC Group will adopt SFAS No. 121 as of August 1, 1996 and its implementation is not expected to have a material effect on AAFC Group's consolidated financial statements.

                             In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation". SFAS No. 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995, and requires either the application of an option pricing model measurement for stock compensation, or, if a company elects to continue to measure stock compensation based on the difference between the market price of the company's common stock and the exercise price of the employer stock option, disclosure of what the effect of the application of option pricing model measurement would have been. AAFC Group will initially apply SFAS No. 123 in the fiscal year beginning August 1, 1996, and will elect to disclose the effect that the application of option

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES


                  Notes to Consolidated Financial Statements

                             pricing model measurement would have had for options granted from August 1, 1996. The adoption of SFAS 123 will not impact AAFC Group's consolidated results of operations, financial position, or cash flows.


2.  ACQUISITION              On August 31, 1993, American Artists acquired 100
                             percent of the outstanding common stock of First
                             Light in exchange for the issuance of 750,000 shares of its common stock and the assumption of First Light's liabilities, which consisted primarily of a $100,000 note payable secured by First Light's property, equipment and tradename.
                             The acquisition was accounted for as a purchase;
                             accordingly, the purchase price, with the common stock issued recorded at $.50 per share, representing a discount deemed appropriate for such a block of shares, was allocated to First
                             Light's tangible assets (comprised principally of equipment, leasehold improvements, First Light's tradename, and contracts in progress), with the remainder allocated to goodwill, as follows:

                             Contracts in progress                      $101,000
                             Furniture and fixtures                       55,000
                             Leasehold improvements                       35,000
                             Tradename                                    10,000
                             Goodwill                                    274,000
                                                                        --------

                                                                        $475,000
                                                                        ========

                             The goodwill is being amortized on a straight line basis over seven years. Accumulated amortization was $117,428 and $78,286 at July 31, 1996 and
                             1995.  AAFC Group annually assesses the
                             recoverability of unamortized goodwill by comparison to projections of undiscounted cash flows from First Light's operations over the remaining amortization period.

                             In connection with the acquisition, the president of First Light was granted stock options for the purchase of 1.5 million shares of common stock, which vest over three years and are exercisable at a price of $.50 per share for ten years.

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES


                  Notes to Consolidated Financial Statements


3.  NOTES PAYABLE            Notes payable consisted of the following:

                                                            1995        1994
                                                            ----        ----
                             Unsecured installment note
                             payable to bank, interest
                             at 1% above the prime rate
                             (8.25% at July 31, 1996),
                             due in monthly installments
                             through March 1997            $29,280    $ 68,153

                             Secured installment note,
                             collateralized by property,
                             equipment and tradename of
                             First Light, due with
                             interest at 4.37% per annum
                             in quarterly installments
                             through July 1998              47,696      62,586
                                                           -------    --------

                                                           $76,976    $130,739
                                                           =======    ========

                             Aggregate maturities of notes payable at July 31, 1996 are as follows:

                                                                       Amount
                                                                       ------
                                     1997                            $ 49,902
                                     1998                              21,536
                                     1999                               5,538
                                                                     --------

                                                                     $ 76,976
                                                                     ========

4.  STOCKHOLDERS'            (a)  Stock Options
    EQUITY
                             AAFC Group adopted a stock option plan in 1991 which, as revised, permits the issuance of stock options for the purchase of up to 4 million shares of American Artists' common stock. Stock options may be granted to officers, directors, employees and consultants and may be either "incentive stock options" (as defined in the Internal Revenue Code) or non-qualified stock options. Stock options are generally granted at an exercise price equal to the grant date fair value of American Artists' common stock, and vest at varying rates over periods ranging from one to four years.

                             In December 1995, AAFC Group replaced its existing stock option plan with the 1995 stock option plan ("1995 Option Plan"). The 1995 Option Plan allows for the issuance of up to 2.5 million options as either incentive stock options or nonqualified stock options, and stock appreciation rights. The method used in determining the grant price and vesting period is similar to the method used under the previous stock option plan.

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES


                  Notes to Consolidated Financial Statements

                             Stock options outstanding and vested as of July 31, 1996 are as follows:

                               Exercise       Options      Options   Exercisable
                                 Price      Outstanding    Vested      Through
                                 -----     ------------    ------      -------
                                 $ .05        140,000      100,000       2004
                                   .50      1,500,000    1,000,000       2003
                                   .85      1,159,750      175,000       2005
                                  1.00        250,620            -       2000
                                  1.50        247,750            -       2005

                             (b) Common Stock Purchase Warrants

                             During fiscal 1995 and fiscal 1996, American
                             Artists undertook two private placements of units comprised of shares of common stock and common stock purchase warrants. During fiscal 1995 American Artists issued, for $.85 per unit, two units with each unit comprised of 29,412 shares of common stock and 14,706 common stock purchase warrants. During fiscal 1996, American Artists issued 15.7 additional such units. This placement in fiscal 1996 resulted in the issuance of 230,884 common stock purchase warrants. The second private placement, at $1.00 per unit, with each unit comprised of 25,000 shares of common stock and 12,500 common stock purchase warrants, was commenced during fiscal 1996. During fiscal 1996 American Artists issued 22.55 such units which resulted in the issuance of 281,912 common stock purchase warrants.

                                                                       Shares
                                                                       ------
                             Outstanding, August 1, 1994                    -

                                  Issued                               29,412
                                  Exercised                                 -
                                  Forfeited                                 -
                                                                      -------

                             Outstanding, July 31, 1995                29,412

                                  Issued                              512,796
                                  Exercised                                 -
                                  Forfeited                                 -
                                                                      -------

                             Outstanding, July 31, 1996               542,208
                                                                      -------

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES


                  Notes to Consolidated Financial Statements

                             Warrants outstanding at July 31 1996 are as follows:

                                 Exercise         Warrants        Exercisable
                                  Price          Outstanding        Through
                                  -----          -----------        -------
                               $1.50-$2.00         542,208         June 1998


5.  INCOME TAXES             Deferred tax assets result from the following
                             temporary differences between book and tax bases of assets:

                             July 31,                      1996           1995
                                                           ----           ----
                             Deferred tax assets:
                              Investment in Diversity
                                Filmworks, Inc.         $  97,000      $  23,000
                              Net operating loss carry-
                                forward                   647,000        270,000
                              Valuation allowance        (744,000)      (293,000
                                                        ---------      ---------

                                                        $       -      $       -
                                                        =========      =========

                             AAFC Group has net operating loss carryforwards for federal tax purposes amounting to approximately $1,702,000 at July 31, 1996. These net operating loss carryforwards expire principally in fiscal years 2008 through 2011. As a result of such net operating loss carryforwards and the related valuation allowance, AAFC Group has not provided a provision for income taxes for the years ended July 31, 1996 and 1995.

6.  CONTINGENCIES            American Artists is currently involved in an
                             arbitration with one of its co-producers concerning the accounting for the costs incurred and revenues received by each company relating to two co-produced feature films. The probable outcome of the arbitration is not presently determinable.
                             Management believes that it is reasonably possible that the arbitration may result in a finding against the Company ranging up to $150,000.

7.  RELATED PARTY            (a)  In July 1996 a member of the board of
    TRANSACTIONS             directors established a three month line of credit,
                             in favor of the Company, for borrowings not to exceed $75,000. The initial terms of this line of credit were agreed to in May 1996 in return for the issuance of 48,120 stock options, with a exercise price of $1.00. Subsequent to July 31, 1996, the
                             Company borrowed the maximum amount allowed under the line of credit. In November 1996, the Company converted this line of credit into a note which the Company is paying in monthly installments.

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES

                  Notes To Consolidated Financial Statements


                             (b) In September 1996, two members of the board of directors loaned the Company $50,000. These notes are non-interest bearing and are due on demand.


8.  SEGMENT INFORMATION      Financial information by business segment is as
                             follows:

                                                                     Development
                                                                      and Film               Contract
                                                                     Production             Production          Consolidated
                                                                     ----------             ----------          ------------
                             1996
                             ----
                             Revenues                                   $ 21,995            $1,689,644            $1,711,639
                             Loss from
                               operations                                598,072               388,083               986,155
                             Identifiable assets                         491,982               247,924               739,906
                             Capital expenditures                              -                     -                     -
                             Depreciation and
                               amortization                               21,013                58,304                79,317


                             1995
                             ----

                             Revenues                                   $882,331            $2,819,390            $3,701,721
                             Income from
                               operations                                 26,770                37,893                64,663
                             Identifiable assets                         522,790               275,438               798,228
                             Capital  expenditures                        10,895                 8,947                19,842
                             Depreciation and
                               amortization                              578,312                64,802               643,114


9.  SUPPLEMENTAL CASH
    FLOW INFORMATION

                                                                                                  1996                     1995
                                                                                                  ----                     ----

                             Cash paid for interest                                         $    6,777               $   10,009
                             Cash paid for income taxes                                              -                    2,498


                             (a) The Company acquired First Light, as described in Note 2, in a non-cash transaction.

                             (b)  In September 1994, the American Artists
                             converted stock options, which would have allowed for the purchase of 902,140 shares of common stock at prices ranging from $1.25 to $2.25, into 90,214 shares of common stock. The transaction was accounted for as an exchange of equity instruments, with no gain or loss recognized.

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES


                        Pro Forma Financial Statements
                                  (Unaudited)


INTRODUCTION                 As discussed elsewhere herein, on October 7, 1996
                             Setab Alpha and Old American Artists completed a merger ("the Merger") whereby, Setab Alpha, which at that time constituted the Company acquired 100 percent of the outstanding common stock of Old
                             American Artists in exchange for the issuance of 12,600 shares of the Company's Class A common stock and 5,502,277 shares of the Company's Class
                             B common stock. The consummation of the Merger was conditioned upon, among other things, Setab
                             Alpha's prior completion of its public offering, with not fewer than 200 stockholders' and the approval of the shareholders of Old American
                             Artists. Setab Alpha completed its public offering on October 7, 1996, and Old American
                             Artists obtained the approval of its shareholders on September 28, 1996. Upon the completion of the Merger the name of Setab Alpha was changed to American Artists Film Corporation ("American
                             Artists" or "the Company").

                             The accompanying unaudited pro forma consolidated balance sheet is presented to illustrate the effect on the financial statements of the Merger, and assumes the merger, and the prerequisite public offering, were completed on July 31, 1996. The Merger resulted in the issuance of a controlling interest in the Company to the stockholders of Old American Artists. Because of this, and because Setab Alpha had not had any material operations, the Merger is being accounted for as a recapitalization of Old American Artists in which (i) Old American Artists is deemed to have, on October 7, 1996, (a) created a second class of common stock, such that its authorized capital consists of Class A and Class B common stock, each with a par value of $.001, and (b) exchanged for the outstanding shares of its common stock, an aggregate of 12,600 shares of Class A Common Stock, and 5,502,277 shares of Class B Common Stock, and (ii) issued 700,020 shares of Class A common stock, (representing the number of shares of Setab Alpha common stock outstanding upon the completion of its public offering) in exchange for the net assets of Setab Alpha, recorded at their historical cost.

                             Old American Artists will be the continuing entity for accounting and financial reporting purposes, and accordingly the results of operations to be reported for periods prior to the Merger will be those of Old American Artists. Setab Alpha had no material operations, and as a result the pro forma results of operations would not differ materially from Old American Artists' historical results of operations. Accordingly, pro forma statements of operations are not presented.

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES


                        Pro Forma Financial Statements
                                  (Unaudited)


                             The following unaudited pro forma information may not be indicative of future financial position. The unaudited pro forma information should be read in conjunction with the historical financial statements of the Setab Alpha and Old American Artists presented elsewhere herein.

                 SETAB ALPHA/AMERICAN ARTISTS FILM CORPORATION

                     Pro Forma Consolidated Balance Sheet
                                  (Unaudited)

                                            American
                                          Artists Film
                                          Corporation    Setab Alpha
                                            July 31,      July 31,         Pro forma
                                              1996          1996          Adjustments      Pro forma
                                              ----          ----          -----------      ---------
ASSETS
   Cash                                    $         -              -   $                  $         -
   Accounts receivable                         107,457                                         107,457
   Film assets, net of
     accumulated amortization                  475,877              -                          475,877
   Property and equipment, net                  52,128              -                           52,128
   Goodwill, net of accumulated
     amortization                              156,572              -                          156,572
   Deferred offering cost                      105,000         10,000     (10,000)  (B)              -
                                                                         (105,000)  [D]
   Advances to officers                        217,247              -                          217,247
   Other                                           112              -                              112
                                           -----------       --------                      -----------

                                           $ 1,114,393       $ 10,000                      $ 1,009,393
                                           ===========       ========                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Accounts payable                        $   246,188       $ 10,500   $ (10,500)  [B]    $   246,188
   Accrued expenses                            292,323            165        (165)  [B)        292,323
   Film revenue participation                        -              -                                -
   Deferred revenue                             11,867              -                           11,867
   Notes payable                                76,976          4,812      (4,812)  [B]         76,976
                                           -----------       --------                      -----------

Total liabilities                              627,354         15,477                          627,354

MINORITY INTEREST                               50,000              -                           50,000

STOCKHOLDERS' EQUITY
   Preferred stock                                   -              -                                -
   American Artists common stock               470,392                   (470,392)  [A]              -
   Class A common stock                                             -         700   [C]            713
                                                                               13   (A)
   Class B common stock                                                     5,502   [A]          5,502
   Additional paid-in capital                2,125,117              -     464,877   [A]      2,484,294
                                                                             (700)  [C]
                                                                         (105,000)  [D]
   Unamortized advertising credits            (122,618)             -                         (122,618)
   Deficit                                  (2,035,852)             -                       (2,035,852)
   Net assets of Setab Alpha                                   (5,477)      5,477   [B]              -
                                           -----------       --------                      -----------

Total stockholders' equity                     437,039         (5,477)                         332,039
                                           -----------       --------                      -----------

                                           $ 1,114,393       $ 10,000                      $ 1,009,393
                                           ===========       ========                      ===========

See notes to pro forma consolidated balance sheet.

                 SETAB ALPHA/AMERICAN ARTISTS FILM CORPORATION

                     Pro Forma Consolidated Balance Sheet
                                  (Unaudited)

1.  BASIS OF PRESENTATION    Reference is made to the "Introduction" at page
                             F-27.


2.  PRO FORMA ADJUSTMENTS    Adjustments to the pro forma consolidated balance
                             sheet are as follows:

                             (A) To reflect Old American Artists' deemed
                                 recapitalization in which it exchanged the shares of its outstanding common stock for an aggregate of 12,600 shares of Class A Common Stock and 5,502,277 shares of Class B Common Stock.

                             (B) To reflect Setab Alpha's receipt and
                                 application of the net proceeds of the Public Offering of 700,000 shares of Class A Common Stock at $0.05 per share.

                             (C) To record the Merger, accounted for as the
                                 issuance by Old American Artists of 700,020 shares of Class A common stock (representing the number of shares of Setab Alpha common stock to be outstanding upon the completion of the offering) for the net assets of Setab Alpha.

                             (D) To charge deferred offering costs against the
                                 proceeds of the offering and the Merger.