Form 10QSB
period 1996-10-31
SETAB ALPHA INC
filed 1996-12-20
CIK 1001593

================================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      October 31, 1996
                                 ----------------------


     [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
              EXCHANGE ACT


For the Transition period from               to
                               -------------    ------------


Commission file Number   000-20759
                         ---------


                       AMERICAN ARTISTS FILM CORPORATION
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


            MISSOURI                                        43-1717111
   ------------------------------                      -------------------
     (State or jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                      Identification No.)


                 1245 FOWLER ST., N.W., ATLANTA, GEORGIA 30318
                 ---------------------------------------------
                     (Address Principal Executive Offices)


         Issuer's telephone number, including area code: (404) 876-7373

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----      -----

       State the number of shares outstanding of each of the issuer's classes of common equity: 732,620 shares of Class A Common Stock, $.001 par value per share, and 5,502,277 shares of Class B Common Stock, $.001 par value per share, were outstanding at December 1, 1996.

       Transitional Small Business Disclosure Format:  Yes       No   X
                                                           -----    -----

================================================================================

                       AMERICAN ARTISTS FILM CORPORATION
                                  FORM 10-QSB
                                    CONTENTS

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


Condensed Consolidated Financial Statements:

  Balance sheets as of October 31, 1996 and and July 31, 1996.................  F-1/F-2

  Statements of operations for the three months ended
    October 31, 1996 and October 31, 1995.....................................      F-3

  Statement of Stockholders' equity for the three months ended
    October 31, 1996..........................................................      F-4

  Statements of cash flows for the three months ended
    October 31, 1996 and October 31, 1995.....................................      F-5

  Notes to Condensed Consolidated Financial Statements........................      F-6

Items 2.  Management's Discussion and Analysis or Plan of  Operations.........      F-8

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..................      F-9

Item 6.  Exhibits and Reports on Form 8-K.....................................     F-10

SIGNATURES....................................................................     F-11

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                          October 31,            July 31,
                                          -----------          ----------
                                             1996                  1996
                                          -----------          ----------
ASSETS

CASH                                       $    3,269          $        -

ACCOUNTS RECEIVABLE                           377,548             107,457

FILM COSTS, NET OF ACCUMULATED
 AMORTIZATION                                 512,789             475,877

PROPERTY AND EQUIPMENT, NET                    47,181              52,128

GOODWILL, NET OF ACCUMULATED
 AMORTIZATION                                 146,786             156,572

DEFERRED OFFERING COSTS                             -             105,000

ADVANCES TO OFFICERS                          201,474             217,247

OTHER                                               -                 112
                                           ----------          ----------
                                           $1,289,047          $1,114,393
                                           ==========          ==========

See accompanying notes to condensed consolidated financial statements.

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                           October 31,          July 31,
                                           -----------         ----------
                                              1996                1996
                                           -----------         ----------
LIABILITIES
Accounts payable                           $  269,597          $  169,781
Accrued expenses                              168,758             112,115
Accrued accounting and legal                  187,770             152,985
Accrued payroll taxes                          50,308             103,630
Deferred revenue                              153,861              11,867
Notes payable                                 211,596              76,976
                                           ----------          ----------
TOTAL LIABILITIES                           1,041,890             627,354
                                           ----------          ----------

MINORITY INTEREST                              50,000              50,000

CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock - shares authorized
 10,000,000; none issued                            -                   -

Preferred stock, $.001 par - shares
 authorized 10,000,000; none issued                 -                   -

Common Stock, $.001 par:
  Class A - shares authorized
   20,000,000; issued and
   outstanding 712,620                            713                   -

  Class B - shares authorized
   20,000,000; issued and
   outstanding, 5,502,277                       5,502                   -

Common stock, par value $.05 per share
 - shares authorized 30,000,000;
 9,407,837 issued and outstanding                   -             470,392

Additional paid-in capital                  2,484,294           2,125,117

Unamortized advertising credits              (122,618)           (122,618)

Accumulated deficit                        (2,170,734)         (2,035,852)
                                           ----------          ----------
TOTAL STOCKHOLDERS' EQUITY                    197,157             437,039
                                           ----------          ----------
                                           $1,289,047          $1,114,393
                                           ==========          ==========

See accompanying notes to condensed consolidated financial statements.

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            Three Months ended October 31,
                                            ------------------------------
                                               1996                1995
                                            ----------          ----------
REVENUES
Commercial production                       $  785,825          $  247,763
Film revenues                                   25,000                   -
                                            ----------          ----------
                                               810,825             247,763
                                            ----------          ----------
COSTS AND EXPENSES

Cost of commercial production                  592,553             199,162

Film cost amortization                          12,167                   -

Selling, general and administrative            339,748             308,440
                                            ----------          ----------
                                               944,468             507,602
                                            ----------          ----------

LOSS FROM OPERATIONS                          (133,643)           (259,839)

Interest expense                                (1,239)            ( 1,671)

Equity in income of Diversity
 Filmworks, Inc.                                     -              73,782
                                            ----------          ----------
NET LOSS                                    $ (134,882)         $ (187,728)
                                            ==========          ==========

NET LOSS PER SHARE                          $     (.02)         $     (.04)
                                            ==========          ==========
WEIGHTED AVERAGE COMMON
   SHARES AND EQUIVALENT SHARES
   OUTSTANDING                               5,748,230           5,092,407
                                            ==========          ==========

See accompanying notes to condensed consolidated financial statements.

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED OCTOBER 31, 1996
                                  (UNAUDITED)

                           CLASS A          CLASS B                                                                       TOTAL
                        COMMON STOCK     COMMON STOCK         COMMON STOCK        ADDITIONAL  UNAMORTIZED                 STOCK-
                      ---------------  -----------------  --------------------     PAID-IN    ADVERTISING  ACCUMULATED   HOLDERS'
                      SHARES   AMOUNT    SHARES   AMOUNT    SHARES     AMOUNT      CAPITAL      CREDITS      DEFICIT      EQUITY
                      -------  ------  ---------  ------  ----------  ---------  -----------  -----------  -----------   ---------
Balance,
August 1, 1996              -    $  -          -  $    -   9,407,837  $ 470,392   $2,125,117   $(122,618)  $(2,035,852)  $ 437,039
                      -------  ------  ---------  ------  ----------  ---------  -----------  -----------  -----------   ---------
Merger with
 Setab Alpha,
 Inc. accounted
 for as  a
 recapitalization
 (Note 2):
                      -------  ------  ---------  ------  ----------  ---------  -----------  -----------  -----------   ---------
Recapitalization of
 outstanding common
 stock                 12,600      13  5,502,277   5,502  (9,407,837)  (470,392)     464,877            -            -           -
                      -------  ------  ---------  ------  ----------  ---------  -----------  -----------  -----------   ---------
Acquisition of net
 assets of Setab
 Alpha, Inc.          700,020     700          -       -           -          -         (700)           -            -           -
                      -------  ------  ---------  ------  ----------  ---------  -----------  -----------  -----------   ---------
Offering Costs              -       -          -       -           -          -     (105,000)           -            -    (105,000)
                      -------  ------  ---------  ------  ----------  ---------  -----------  -----------  -----------   ---------
Net Loss                    -       -          -       -           -          -            -                  (134,882)   (134,882)
                      -------  ------  ---------  ------  ----------  ---------  -----------  -----------  -----------   ---------
Balance,
October 31,  1996     712,620    $713  5,502,277  $5,502           -          -   $2,484,294    $(122,618) $(2,170,734)  $ 197,157
                      =======  ======  =========  ======  ==========  =========  ===========  ===========  ===========   =========

See accompany notes to condensed consolidated financial statements

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                Three Months Ended October 31,
                                                ------------------------------
                                                   1996                1995
                                                ---------            ---------
OPERATING ACTIVITIES
  Net Loss                                      $(134,882)           $(187,728)
  Adjustments to reconcile net loss to
   cash used in operating activities:
      Film costs amortization                      12,167                    -
      Depreciation and amortization                14,733               16,132
      Equity in net income of Diversity                 -              (73,782)
       Filmworks, Inc.
      Changes in assets and liabilities:
         Accounts receivable                     (270,091)             107,253
         Film costs additions                     (49,079)            (119,365)
         Other assets                              15,886               58,972
         Accounts payable                          99,816             (128,860)
         Accrued expenses                          38,105              (25,154)
         Film revenues participations                   -              (41,910)
         Deferred revenues                        141,994               (8,896)
                                                ---------            ---------
Cash used in operating activities                (131,351)            (403,338)

INVESTING ACTIVITIES
Capital expenditures                                    -                 (980)
                                                ---------            ---------
FINANCING ACTIVITIES
Repayment of notes payable                        (15,380)              (9,429)
Borrowings under notes payable                    150,000                    -
Issuances of common stock                               -              318,199
Minority interest                                       -               50,000
                                                ---------            ---------
Cash provided by financing activities             134,620              358,770

NET INCREASE (DECREASE) IN CASH                     3,269              (45,548)

CASH, beginning of period                               -              122,197
                                                ---------            ---------

CASH, end of period                             $   3,269            $  76,649
                                                =========            =========

See accompanying notes to condensed consolidated financial statements.

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements are unaudited, but in the opinion of management, contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the period presented. Results of operations and cash flows for the interim three month periods are not necessarily indicative of what the results of operations and cash flows will be for an entire fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1996.


NOTE 2 - MERGER WITH SETAB ALPHA, INC.

  On October 7, 1996, the Company completed a merger (the "Merger") with Setab Alpha, Inc. ("Setab") whereby Setab acquired 100 percent of the outstanding common stock of American Artists Film Corporation ("Old American Artists") in exchange for the issuance of 12,600 shares of the Setab's Class A common stock and 5,502,277 shares of Setab's Class B common stock. Upon completion of the Merger, Setab as the surviving corporation, changed its name to American Artists Film Corporation.

  The Merger resulted in the issuance of a controlling interest in Setab to the stockholders of Old American Artists. Because of this, and because Setab did not have any material operations, the Merger was accounted for as a recapitalization of Old American Artists in which (i) Old American Artists is deemed to have (a) created a second class of common stock, such that its authorized capital stock consisted of Class A and Class B common stock, each with a par value of $.001, and (b) exchanged for the outstanding shares of its common stock, an aggregate of 12,600 shares of Class A common stock and 5,502,277 shares of Class B common stock, and (ii) issued 700,020 shares of Class A common stock (representing the number of share outstanding after the completion of Setab's public offering) in exchange for the net assets of Setab, recorded at their historical costs.

  Old American Artists (referred to hereinafter and previously as the "Company") is the continuing entity for accounting and financial reporting purposes, and accordingly the results of operations to be reported for period prior to the Merger will be those of the Company. Setab had no material operations, and as a result the pro forma results of operations would not differ materially from the Company's historical results of operations. Accordingly, pro forma results of operations are not presented.


NOTE 3 - CONTINGENCIES

  The Company is currently involved in an arbitration with one of its co-producers concerning the accounting for costs incurred and revenues received by each company relating to two co-produced feature films. The probable outcome of the arbitration is not presently determinable, however, management believes that it is reasonably possible that the arbitration may result in a finding against the Company ranging up to $150,000.

NOTE 4 - SUBSEQUENT EVENT

  In November 1996 the Company commenced a private placement of units comprised of shares of Class A Common Stock and common stock purchase warrants. During the month of November, the Company issued, at a price of $25,000 per unit, two units with each unit comprised of 10,000 shares of Class A common stock and 3,333 Class A common stock purchase warrants.


NOTE 5 - EARNINGS (LOSS) PER SHARE

  Earnings (loss) per share for periods prior to the Company's October 7, 1996 recapitalization (See Note 2) have been computed giving retroactive effect to the recapitalization of Old American Artists' outstanding common stock.


NOTE 6 - DIVERSITY FILMWORKS, INC.

  Prior to August 1, 1996, the Company accounted for its 49% interest in Diversity Filmworks, Inc. ("Diversity") using the equity method of accounting, under which the Company's interests in Diversity's operating results were presented as a single, separate line item in the consolidated statement of operations, and the Company's net investment in and advances to Diversity were presented as a single item in the consolidated balance sheet. Revenues, as reflected in the consolidated statement of operations, did not include the revenues of Diversity.

  In anticipation of the Merger, in September 1996 the Company and the other stockholder of Diversity entered into an agreement concerning the size and composition of Diversity's board of directors. As a result, effective August 1, 1996, the Company consolidated the accounts of Diversity in its consolidated financial statements, as a result of which the consolidated financial statements in fiscal 1997 will lack comparability in certain respects to those for the earlier periods.

The following sets forth certain summarized financial information about Diversity's results of operations for the three month period ended October 31, 1995:

                                          Three months ended
                                           October 31, 1995
                                          ------------------
Sales                                          $493,824
Costs of production, selling, general
 and administrative expenses                    420,042
                                               --------
Net Income                                     $ 73,782
                                               ========


NOTE 7 - NOTES PAYABLE

  During the three months ended October 31, 1996, the Company borrowed $75,000 under an existing line of credit. This line of credit was converted into a six month note in November 1996. The note is unsecured and bears interest at 8.75%. A member of the board of directors is a co-signer on this note.

  The Company also borrowed $75,000, during the three months ended October 31, 1996, from three shareholders, two of whom are members of the Company's board of director. These loans are due on demand, but no later than August 1997 and bear interest at the prime rate plus 1%. In consideration for these loans, the Company granted each of the lenders options to purchase 9,403 shares of the Company's Class B common stock at $1.71 per share exercisable through June, 2000.

ITEMS 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

 GENERAL

  As discussed elsewhere herein, on October 7, 1996, Old American Artists and Setab merged in a transaction in which each of the 9,407,837 shares of Old American Artists common stock became .5862 shares of the Class A Common Stock or Class B Common Stock of the Company, and the Company succeeded to the business of Old American Artists.

  Old American Artists is considered the predecessor to the Company, and prior to and at the completion of the Merger, the Company then Setab, had no material assets, liabilities or operations. Additionally, for accounting purposes, the Merger is being accounted for as a recapitalization of Old American Artists, with the operating results of Old American Artists prior to the Merger becoming the operating results of the Company for that period.

  Accordingly, the following discussion of financial condition and results of operations focuses on the financial condition and results of operations of Old American Artists.

 RESULTS OF OPERATIONS

 THREE MONTHS ENDED OCTOBER 31, 1996 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 1995

  Revenues for the three months ended October 31, 1996 were $810,825 which represented a $563,062 or 327.3% increase from revenues of $247,763 for the three months ended October 31, 1995. However, revenues for Diversity, which was accounted for on the equity method during fiscal 1996, and therefore not included in consolidated revenues, were $493,824 for the first quarter of fiscal 1996. As discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements, beginning in fiscal 1997 the Company is consolidating the accounts of Diversity.

  Film revenues increased by $25,000 from the first quarter of fiscal 1996 as compared to the three months ended October 31, 1996 as a result of the license agreement with Turner Original Productions for the broadcast of re-edited versions of two programs previously co-produced by the Company on the subject of Angels. The first broadcast was in October 1996.

  Commercial production revenues increased by $538,062 or 317.2% from the three months ended October 31, 1995 to the first quarter of fiscal 1997, due primarily to the consolidation of Diversity's revenues in the fiscal 1997 period. On a combined basis with Diversity, revenues for commercial production for the first quarter of fiscal 1996 were $741,587. Adjusted for the inclusion of Diversity in the first quarter of fiscal 1996, commercial production increased revenues by $44,238 or 6.0%.

  Commercial production costs, as a percentage of related revenues, were 75.4% for the three months ended October 31, 1996 as compared to 80.4% for the first quarter of fiscal 1996. The decrease in commercial production costs was primarily the result of an increase in the average size of awarded commercial production contracts and resulting increased levels of gross profit. Gross profits for commercial production were $193,272 and $48,601 for the three months ended October 31, 1996 and 1995, respectively.

  Selling, general and administrative ("SG&A") expenses increased $31,308 to $339,748 for the three months ended October 31, 1996 from $308,440 for the three months ended October 31, 1995. This increase was primarily the result of the inclusion of Diversity's SG&A in the current year consolidated amounts. On a combined basis with Diversity, SG&A expenses, for the first quarter of fiscal 1996 were $332,887.

  As a result of the foregoing factors the Company incurred a net loss of $134,882 for the first quarter of fiscal 1997 as compared to a net loss of $187,728 for the three months ended October 31, 1995.


 LIQUIDITY AND CAPITAL RESOURCES

  The Company's strategy is to finance its operating (i.e. selling, general and administrative) expenses from the gross profits generated by its film and commercial production operations while utilizing equity financing, pre-production license revenues, and co-producer contributions to finance the production of its films. Using this strategy, the Company hopes to insulate itself from the risks of significant operating losses and negative cash flows, while retaining the potential for significant profits and positive cash flows from highly successful films. The success of such a strategy is, however, dependent on the Company's ability to obtain sufficient, and sufficiently profitable, commercial production contracts and its ability to produce profitable film projects.

  Operating cash flows were a negative $131,351 for the three months ended October 31, 1996, principally as the result of a $146,476 shortfall in the coverage of SG&A expenses by film and commercial production profits. The operating cash flows shortfall was financed with the borrowings related to new debt financing. Operating cash flows were a negative $403,338 for the three months ended October 31, 1995, due also to a shortfall in the coverage of SG&A expenses by film and commercial productions profits. This operating cash flow shortfall was primarily financed from the proceeds of equity offerings.

  The Company's negative operating cash flows have, as previously stated, generally been caused by a shortfall in the coverage of SG&A by film and commercial production profits. Such shortfalls in the coverage of SG&A by film and commercial production will cause the Company's liquidity to be constrained until film and commercial production revenues, and the resulting profits, increase. The use of equity or debt financing will continue to be necessary until film and commercial production profits are sufficient to cover SG&A expenses, which cannot be assured. In November 1996 the Company commenced a private placement offering under Regulation D of the Securities and Exchange Act of 1933 of an aggregate of 100,000 shares of its Class A Common Stock together with warrants for the purchase of 33,330 shares of its Class A Common Stock exercisable at a price of $3.00 per share through June 30, 2000. As of December 9, 1996, the Company had received $50,000 from the sale of 20,000 shares together with 6,666 warrants. The Company has also had discussions concerning other private placements of its debt or equity securities, and as a result thereof believes that there will be available sufficient capital to finance its business plans for fiscal 1997. However, except for the capital that the Company has raised to date, there can be no assurances that any such debt or equity financing will be available to the Company, or if available, that such financing would be available on terms considered acceptable to the Company. The inability to obtain such equity or debt financing as needed would require the Company to have to reduce the scope of its operations.


PART II - OTHER INFORMATION
---------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 ANNUAL MEETING OF SHAREHOLDERS OF OLD AMERICAN ARTISTS

  An annual meeting of shareholders of Old American Artists was held September 28, 1996. There were 5,551,134 shares of Old American Artists common stock represented at the meeting in person or by proxy, comprising 59% of the shares outstanding.

  Upon motion duly made and seconded, the number of members of the Board of Directors was fixed at ten, and the following individuals were duly nominated and elected, by unanimous vote of the shares present, to serve as directors of Old American Artists until the next annual meeting of shareholders and until their respective successors are elected and qualified. The above-referenced motions were approved as follows:

                                                           Abstentions/
Name                         Votes For    Votes Against     Non-Votes
----                         ---------    -------------    ------------
John Boyd                    5,551,134         -0-           3,856,703
Steven D. Brown              5,551,134         -0-           3,856,703
V. Robert Colton             5,551,134         -0-           3,856,703
Malcolm C. Davenport, V      5,551,134         -0-           3,856,703
Rex Hauck                    5,551,134         -0-           3,856,703
Dan W. Holloway              5,551,134         -0-           3,856,703
Norman J. Hoskin             5,551,134         -0-           3,856,703
Vivian W. Jones              5,551,134         -0-           3,856,703
Ronald L. Loveless           5,551,134         -0-           3,856,703
Glen C. Warren               5,551,134         -0-           3,856,703


  As part of the Merger the board of directors of Old American Artists became the board of directors of the Company.


 SPECIAL MEETING OF SHAREHOLDERS OF OLD AMERICAN ARTISTS

     A special meeting of the shareholders of Old American Artists was held on September 28, 1996 for the purpose of considering and voting on a proposal to approve and adopt the Merger Agreement. There were 7,589,440 shares of common stock represented at the meeting in person or by proxy, comprising 81% of the shares outstanding and representing a quorum. The Merger was approved as follows:


        Votes           Votes        Abstentions/
         For           Against        Non-Votes
     -----------       -------       ------------
      7,589,440          -0-           1,818,397


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K

     The Company filed a Form 8-K dated October 7, 1996 reporting the completion of the Merger between Setab Alpha, Inc., and Old American Artists.

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


American Artists Film Corporation


By: /s/ Steven D. Brown                          December 20, 1996
    -----------------------------------
    Steven D. Brown
    Chief Executive Officer


By: /s/ Robert A. Martinez                       December 20, 1996
    -----------------------------------
    Robert A. Martinez
    Vice President - Finance, Treasurer