Form 10KSB/A
period 1996-07-31
SETAB ALPHA INC
filed 1996-12-23
CIK 1001593

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               AMENDMENT NO. 1

                                      TO

                                 FORM 10-KSB/A
(Mark One)

   [X] AMENDED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) SECURITIES EXCHANGE ACT OF 1934

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