Form 10QSB
period 1997-01-31
AMERICAN ARTISTS FILM CORP/MO/
filed 1997-03-12
CIK 1001593

================================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                                  -----------

              [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended      January 31, 1997
                                              -----------------------------


          [   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

    For the Transition period from _____________________ to ___________________

         Commission file Number    000-20759
                               ----------------

                       AMERICAN ARTISTS FILM CORPORATION
       (Exact Name of Small Business Issuer as Specified in its Charter)

              MISSOURI                                     43-1717111
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

                             1245 FOWLER ST., N.W.
                             ATLANTA, GEORGIA 30318
                    (Address of Principal Executive Offices)

         Issuer's telephone number, including area code (404) 876-7373

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity: 821,620 shares of Class A Common Stock, $.001 par value per share, and 5,502,277 shares of Class B Common Stock, $.001 par value per share, were outstanding at March 6, 1997.

Transitional Small Business Disclosure Format:     Yes         No   X
                                                       ------     -----


================================================================================

                       AMERICAN ARTISTS FILM CORPORATION
                                  FORM 10-QSB
                                    CONTENTS

PART I - FINANCIAL INFORMATION
------------------------------


ITEM 1.  FINANCIAL STATEMENTS.

Condensed Consolidated Financial Statements:


     Balance sheets as of January 31, 1997
     and July 31, 1996..........................................       F-1/F-2

     Statements of operations for the three months and six months
     ended January 31, 1997 and January 31, 1996.................          F-3

     Statement of stockholders' equity for the six months ended
     January 31, 1997............................................          F-4

     Statements of cash flows for the six months ended January 31,
     1997 and January 31, 1996....................................         F-5

     Notes to Condensed Consolidated Financial Statements.........     F-6/F-7


Items 2.  Management's Discussion and Analysis or Plan
          of Operations...........................................    F-8/F-10


PART II - OTHER INFORMATION
---------------------------


Item 1. Legal Proceedings.........................................       F-10


Item 6. Exhibits and Reports on Form 8-K..........................       F-10


SIGNATURES........................................................       F-11

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                       AMERICAN ARTISTS FILM CORPORATION
                                AND SUBSIDIARIES


                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                            January 31,                  July 31,
                                            ----------                 ----------
                                               1997                      1996
                                            ----------                 ----------

ASSETS

CASH                                        $   10,764                 $        -


ACCOUNTS RECEIVABLE                            249,526                    107,457


FILM COSTS, NET OF ACCUMULATED
 AMORTIZATION                                  704,603                    475,877


PROPERTY AND EQUIPMENT, NET                     42,235                     52,128


GOODWILL, NET OF ACCUMULATED
 AMORTIZATION                                  137,001                    156,572


DEFERRED OFFERING COSTS                              -                    105,000


ADVANCES TO OFFICERS                           204,317                    217,247


OTHER                                                -                        112

                                            ----------                 ----------

                                            $1,348,446                 $1,114,393
                                            ----------                 ----------

See accompanying notes to condensed consolidated financial statements.

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES


               CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
                                  (UNAUDITED)

                                           January  31,                 July 31,
                                           -----------                -----------
                                               1997                       1996
                                           -----------                -----------
LIABILITIES

Accounts payable                           $   295,425                $   169,781
Accrued expenses                               215,226                    112,115
Accrued accounting and legal                   203,922                    152,985
Accrued payroll taxes                                -                    103,630
Deferred revenue                               329,181                     11,867
Notes payable                                  199,603                     76,976
                                           -----------                -----------
TOTAL LIABILITIES                            1,243,357                    627,354
                                           -----------                -----------


MINORITY INTEREST                               50,000                     50,000


CONTINGENCIES



STOCKHOLDERS' EQUITY

Preferred stock - shares authorized
 10,000,000;  none issued                            -                          -
Preferred stock, $.001 par - shares
 authorized  10,000,000; none issued                 -                          -
Common Stock, $.001 par:

  Class A - shares authorized
   20,000,000; issued and
   outstanding 736,620                             737                          -


  Class B - shares authorized
   20,000,000; issued and
   outstanding 5,502,277                         5,502                          -


Common stock, par value $.05 per share
 - shares authorized 30,000,000;
 issued and outstanding  9,407,837                   -                    470,392


Additional paid-in capital                   2,544,270                  2,125,117
Unamortized advertising credits               (122,618)                  (122,618)
Accumulated deficit                         (2,372,802)                (2,035,852)
                                           -----------                -----------
TOTAL STOCKHOLDERS' EQUITY                      55,089                    437,039
                                           -----------                -----------

                                           $ 1,348,446                $ 1,114,393
                                           ===========                ===========

          See accompanying notes to condensed consolidated financial statements.

                       AMERICAN ARTISTS FILM CORPORATION
                                AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                       Three Months ended January 31,      Six Months ended January 31,
                                       -----------------------------      -----------------------------
                                            1997             1996             1997              1996
                                       ------------     ------------      ------------      -----------
REVENUES

Commercial production                     $  811,650      $  347,379        $1,597,475      $  595,142

Film revenues                                 25,000          22,012            50,000          22,012
                                          ----------      ----------        ----------      ----------

                                             836,650         369,391         1,647,475         617,154
                                          ----------      ----------        ----------      ----------

COSTS AND EXPENSES
Cost of commercial production                597,260         274,686         1,189,813         473,848
Film cost amortization                        22,109           8,077            34,276           8,077
Selling, general and administrative          322,408         227,645           662,156         536,085
                                          ----------      ----------        ----------      ----------

                                             941,777         510,408         1,886,245       1,018,010
                                          ----------      ----------        ----------      ----------


LOSS FROM OPERATIONS                        (105,127)       (141,017)         (238,770)       (400,856)

Interest expense                              (6,941)         (2,417)           (8,180)         (4,088)
Other expense                                (90,000)              -           (90,000)              -

Equity in net income (loss) of
   Diversity Filmworks, Inc.                       -         (56,870)                -          16,912
                                          ----------      ----------        ----------      ----------


NET LOSS                                  $ (202,068)     $ (200,304)       $ (336,950)     $ (388,032)
                                          ==========      ==========        ==========      ==========

NET LOSS PER SHARE                        $     (.03)     $     (.04)       $     (.06)     $     (.08)
                                          ==========      ==========        ==========      ==========

WEIGHTED AVERAGE COMMON
   SHARES AND EQUIVALENT SHARES
   OUTSTANDING                             6,237,564       5,193,757         5,992,890       5,143,082
                                          ==========      ==========        ==========      ==========


          See accompanying notes to condensed consolidated financial statements.

                       AMERICAN ARTISTS FILM CORPORATION
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDED JANUARY 31, 1997
                                  (UNAUDITED)

                                                                                    ADDITIONAL  UNAMORTIZED  ACCUMULATED  TOTAL
                            CLASS A            CLASS B                              PAID-IN     ADVERTISING  DEFICIT      STOCK-
                          COMMON STOCK       COMMON STOCK         COMMON STOCK      CAPITAL     CREDITS                   HOLDERS'
                        SHARES    AMOUNT    SHARES    AMOUNT    SHARES      AMOUNT                                        EQUITY
                      -------------------------------------------------------------------------------------------------------------
BALANCE,
AUGUST 1, 1996               -     $   -           -   $    -   9,407,837  $ 470,392  $2,125,117  $(122,618) $(2,035,852) $ 437,039

MERGER WITH
 SETAB ALPHA, INC.
 ACCOUNTED FOR AS A
 RECAPITALIZATION
 (NOTE 2):

RECAPITALIZATION
 OF OUTSTANDING
 COMMON STOCK           12,600        13   5,502,277    5,502  (9,407,837)  (470,392)    464,877          -            -          -


ACQUISITION OF NET
 ASSETS OF SETAB
 ALPHA, INC.           700,020       700           -        -           -          -        (700 )        -            -          -


OFFERING COSTS               -         -           -        -           -          -    (105,000 )        -            -   (105,000)

ISSUANCES OF
 COMMON STOCK           24,000        24           -        -           -          -      59,976          -            -     60,000

NET LOSS                     -         -           -        -           -          -           -          -     (336,950)  (336,950)
                      -------------------------------------------------------------------------------------------------------------
BALANCE,
JANUARY 31, 1997       736,620      $737   5,502,277   $5,502           -          -  $2,544,270  $(122,618) $(2,372,802)  $ 55,089
                      -------------------------------------------------------------------------------------------------------------

See accompany notes to condensed consolidated financial statements

                       AMERICAN ARTISTS FILM CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                          Six Months Ended January 31,
                                        -----------------------------
                                              1997           1996
                                        -----------------------------
OPERATING ACTIVITIES
  Net Loss                                   $(336,950)     $(388,032)
  Adjustments to reconcile net loss to
   cash used in operating activities:
      Film costs amortization                   34,276          8,077
      Depreciation and amortization             29,464         26,208
      Equity in net income of Diversity
       Filmworks, Inc.                               -        (16,912)
      Changes in assets and liabilities:
         Accounts receivable                  (142,069)       (38,730)
         Film costs additions                 (263,002)       (55,717)
         Other assets                           13,042         34,165
         Accounts payable                      125,644        (49,714)
         Accrued expenses                       50,418        (22,961)
         Film revenues participations                -        (41,910)
         Deferred revenues                     317,314        (56,303)
                                             ---------      ---------
Cash used in operating activities             (171,863)      (601,829)


INVESTING ACTIVITIES
Capital expenditures                                 -         (6,276)
                                             ---------      ---------

FINANCING ACTIVITIES
Repayment of notes payable                     (27,373)       (24,393)
Borrowings under notes payable                 150,000              -
Issuances of common stock                       60,000        470,701
Minority interest                                    -         50,000
                                             ---------      ---------
Cash provided by financing activities          182,627        496,308


NET INCREASE (DECREASE) IN CASH                 10,764       (111,797)


CASH, beginning of period                            -        122,197
                                             ---------      ---------
CASH, end of period                          $  10,764      $  10,400
                                             =========      =========


          See accompanying notes to condensed consolidated financial statements.

                       AMERICAN ARTISTS FILM CORPORATION
                                AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION


  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements are unaudited, but in the opinion of management, contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Results of operations and cash flows for the interim three month and six month periods are not necessarily indicative of what the results of operations and cash flows will be for an entire fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Company's Annual Report on Form 10-KSB for the year ended July 31, 1996.


NOTE 2 - MERGER WITH SETAB ALPHA, INC.


  On October 7, 1996 the Company completed a merger (the "Merger") with Setab Alpha, Inc. ("Setab") whereby Setab acquired 100 percent of the outstanding common stock of American Artists Film Corporation ("Old American Artists") in exchange for the issuance of 12,600 shares of the Setab's Class A common stock and 5,502,277 shares of Setab's Class B common. Upon completion of the merger, Setab as the surviving corporation, changed its name to American Artists Film Corporation.


  The Merger resulted in the issuance of a controlling interest in Setab to the stockholders of Old American Artists. Because of this, and because Setab did not have any material operations, the Merger was accounted for as a recapitalization of Old American Artists in which (i) Old American Artists is deemed to have (a) created a second class of common stock, such that its authorized capital consisted of Class A and Class B common stock, each with a par value of $.001, and (b) exchanged for the outstanding shares of its common stock, an aggregate of 12,600 shares of Class A common stock and 5,502,277 shares of Class B common stock, and (ii) issued 700,020 shares of Class A common stock (representing the number of share outstanding after the completion of Setab's public offering) in exchange for the net assets of Setab, recorded at their historical costs.


  Old American Artists (referred to hereinafter and previously as the "Company") is the continuing entity for accounting and financial reporting purposes, and accordingly the results of operations to be reported for periods prior to the Merger are those of the Company. Earnings (loss) per share for periods prior to the recapitalization have been computed giving retroactive effect to the recapitalization of Old American Artists' outstanding common stock. Setab had no material operations, and as a result the pro forma results of operations would not differ materially from the Company's historical results of operations. Accordingly, pro forma results of operations are not presented.


NOTE 3 - DIVERSITY FILMWORKS, INC.


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

  In anticipation of the Merger, in September, 1996, the Company and the other stockholder of Diversity entered into an agreement concerning the size and composition of Diversity's board of directors. Because of this, effective August 1, 1996, the Company consolidated the accounts of Diversity in its consolidated financial statements, as a result of which the consolidated financial statements in fiscal 1997 will lack comparability in certain respects to those for the earlier periods.

The following sets forth certain summarized financial information about Diversity's results of operations for the three and six month periods ended January 31, 1996:



                                        Three months ended   Six months ended

                                                    January 31, 1996
                                        ---------------------------------------



Sales                                               $ 74,828           $568,652
Costs of production, selling, general
 and administrative expenses                         131,698            551,740
                                        ---------------------------------------


Net income (loss)                                   $(56,870)          $ 16,912
                                        =======================================


NOTE 4 - NOTES PAYABLE

  During the six months ended January 31, 1997, the Company borrowed $75,000 under an existing line of credit. This line of credit was converted into a six month note in November, 1996. The note is unsecured and bears interest at 8.75%. A member of the board of directors is a co-signer on this note.

  The Company also borrowed $75,000, during the six months ended January 31, 1997, from three shareholders, two of whom are members of the Company's board of directors. These loans are due on demand, but no later than August 1997, and bear interest at the prime rate plus 1%. In consideration for these loans, the Company granted each of the lenders options to purchase 9,403 shares of the Company's Class B common stock at $1.71 per share through June, 2000. The Company repaid $25,000 of these loans in February 1997.


NOTE 5 - ARBITRATION


  The Company has been involved in an arbitration with one of its co-producers concerning the accounting for costs and revenues received by each company relating to two co-produced network television specials. The arbitration was scheduled for January 1997, but was indefinitely postponed pending the outcome of settlement discussions between the parties. Those discussions have produced a tentative agreement, which is subject to the resolution of all issues and the execution of a definitive written agreement, under which the Company would pay the co-producer $140,000 over a period of fourteen months commencing March 1997. The Company increased its accrual related to this issue to $140,000 in the second quarter of fiscal 1997. There can be no assurance that such a definitive written agreement will be executed by both parties.


  The negotiations also contemplate, as part of a definitive written agreement, an agreement by the Company to pay certain residuals related to the two co-produced network television specials. The amount of these residuals is not presently determinable and has not been accrued for at January 31, 1997.


NOTE 6 - SUBSEQUENT EVENT


  The Company continued a private placement of units comprised of shares of Class A Common Stock and common stock purchase warrants. Subsequent to January 31, 1997, the Company issued, at a price of $25,000 per unit, 8.5 units with each unit comprised of 10,000 shares of Class A common stock and 3,333 Class A common stock purchase warrants.

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

  Old American Artists is considered the predecessor to the Company, and prior to and at the completion of the merger, the Company (then SETAB), had no material assets, liabilities or operations. additionally, for accounting purposes, the merger is being accounted for as a recapitalization of Old American Artists, with the operating results of Old American Artists prior to the merger becoming the operating results of the Company for that period.

  Accordingly, the following discussion of financial condition and results of operations focuses on the financial condition and results of operations of Old American Artists.

  RESULTS OF OPERATIONS

  SIX MONTHS AND THREE MONTHS ENDED JANUARY 31, 1997 COMPARED TO THE SIX AND THREE MONTHS ENDED JANUARY 31, 1996

  Revenues for the six months ended January 31, 1997 were $1,647,475 which represented a $1,030,321 or 266.9% increase from revenues of $617,154 for the six months ended January 31, 1996. However, revenues for Diversity, which was accounted for on the equity method during fiscal 1996, and therefore not included in consolidated revenues, were $568,652 for the first six months of fiscal 1996. As discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, beginning in fiscal 1997 the Company is consolidating the accounts of Diversity.

  Revenues for the three months ended January 31, 1997 were $836,650 which represented a $467,259 or 226.5% increase from revenues of $369,391 for the three months ended January 31, 1996. Revenues for Diversity, which was accounted for on the equity method during fiscal 1996, and therefore not included in consolidated revenues, were $74,828 for the second quarter of fiscal 1996.

  The increase in revenues for the first six months of fiscal 1997 as compared to the first six months of fiscal 1996 was primarily the result of an increase in commercial production revenues. Commercial production revenues increased by $1,002,333 or 268.4% from the six months ended January 31, 1996 to the first six months of fiscal 1997, due primarily to the inclusion of Diversity's revenues for the six months ended January 31, 1997. On a combined basis with Diversity, revenues for commercial production for the first six months of fiscal 1996 were $1,163,794. Adjusted for the inclusion of Diversity in the first six months of fiscal 1996, commercial production increased revenues by $433,681 or 37.3%.
This increase in commercial production revenues of $433,681 was due to an increase in the number of successful bids and to an increase in the average size of awarded commercial production contracts.

  Commercial production revenues increased by $474,271 or 233.6% from the three months ended January 31, 1996 to the second quarter of fiscal 1997. On a combined basis with Diversity, revenues for commercial production for the second quarter of fiscal 1996 were $422,207. Adjusted for the inclusion of Diversity in the first quarter of fiscal 1996, commercial production increased revenues by $389,443 or 192.2%. This increase was due primarily to an increase in the number of successful bids and to an increase in the average size of awarded commercial production contracts.

  Commercial production costs, as a percentage of related revenues, were 74.5% for the six months ended January 31, 1997 as compared to 79.6% for the first six months of fiscal 1996 and were 73.6% for the three months ended January 31, 1997 as compared to 79.1% for the second quarter of fiscal 1996. These decreases in commercial production costs were primarily the result of an increase in the average size of awarded commercial production contracts and resulting increased levels of gross profit. Gross profits for commercial production were $407,662 and $121,294 for the six months ended January 31, 1997 and 1996, respectively. Gross profits for commercial production were $214,390 and $72,693 for the three months ended January 31, 1997 and 1996, respectively.

  Selling, general and administrative ("SG&A") expenses increased $126,071 to $662,156 for the six months ended January 31, 1997 from $536,085 for the six months ended January 31, 1996 and increased $94,763 to $322,408 for the three months ended January 31, 1997 from $227,645 for the three months ended January 31, 1996. These increases were primarily the result of the inclusion of Diversity's SG&A in the current year consolidated amounts and an increase in costs associated with being a public company. On a combined basis with Diversity, SG&A expenses were $592,771 for the first six months of fiscal 1996 and $259,884 for the second quarter of fiscal 1996.

  Interest expense increased to $8,180 for the first six months of fiscal 1997 from $4,088 for the first six months of fiscal 1996 and increased to $6,941 for the second quarter of fiscal 1997 from $2,417 for the second quarter of fiscal 1996. These increases were the result of an increase in outstanding debt during the second quarter of fiscal 1997.

  Other expense of $90,000 for the three and six months ended January 31, 1997 resulted from an accrual for the probable outcome of a settlement by the parties of differences discussed in Note 5 to the condensed consolidated financial statements.

  As a result of the foregoing factors the Company incurred a net loss of $336,950 for the first six months of fiscal 1997 as compared to a net loss of $388,032 for the first six months of fiscal 1996 and incurred a net loss of $202,068 for the second quarter of fiscal 1997 as compared to a net loss of $200,304 for the second quarter of fiscal 1996.

  LIQUIDITY AND CAPITAL RESOURCES

  The Company's strategy is to finance its operating (i.e. selling, general and administrative) expenses from the gross profits generated by its film and commercial production operations while utilizing equity financing, pre-production license revenues, and co-producer contributions to finance the production of its films. Using this strategy, the Company seeks to insulate itself from the risks of significant operating losses and negative cash flows, while retaining the potential for significant profits and positive cash flows from highly successful films. The success of such a strategy is, however, dependent on the Company's ability to obtain sufficient, and sufficiently profitable, commercial production contracts and its ability to produce profitable film projects.

  Operating cash flows were a negative $171,863 for the six months ended January 31, 1997 principally as the result of a $105,127 shortfall in the coverage of SG&A expenses by film and commercial production profits. The operating cash flows shortfall was financed with borrowings related to new debt financing and from the proceeds of equity offerings. Operating cash flows were a negative $601,829 for the six months ended January 31, 1996, due also to a shortfall in the coverage of SG&A expenses by film and commercial productions profits. This operating cash flow shortfall was primarily financed from the proceeds of equity offerings.

  Capitalized film costs increased from $475,877 at July 31, 1996 to $704,603 at January 31, 1997 due primarily to a capitalization of production costs associated with a cable television special that was substantially produced during the second quarter of fiscal 1997 and delivered in February 1997.

  The Company's negative operating cash flows have, as previously stated, generally been caused by a shortfall in the coverage of SG&A by film and commercial production profits. Such shortfalls in the coverage of SG&A by film and commercial production will cause the Company's liquidity to be constrained until film and commercial production revenues, and the resulting profits, increase. The use of equity or debt financing will continue to be necessary until film and commercial production profits are sufficient to cover SG&A expenses, which cannot be assured. In November, 1996, the Company commenced a private placement offering under Regulation D of the Securities and Exchange Act of 1933 of an aggregate of 150,000 shares of its Class A Common Stock together with warrants for the purchase of 33,330 shares of its Class A Common Stock exercisable at a price of $3.00 per share through June 30, 2000. As of March 6, 1997, the Company had received $272,500 from the sale of 109,000 shares together with 36,330 warrants. The Company has also had discussions concerning other private placements of its debt or equity securities, and as a result thereof believes that there will be available sufficient capital to finance its business plans for fiscal 1997. However, except for the capital that the Company has raised to date, there can be no assurances that any such debt or equity financing will be available to the Company, or if available, that such financing would be available on terms considered acceptable to the Company. The inability to obtain such equity or debt financing as needed would require the Company to have to reduce the scope of its operations.


PART II - OTHER INFORMATION
---------------------------


ITEM 1. LEGAL PROCEEDINGS


  The Company has been in an arbitration proceeding against Greystone Communications, Inc. ("Greystone"), its co-producer on two network television specials on the subject of "Angels". The arbitration relates to claims by both parties concerning the two co-produced network television specials. The arbitration was scheduled to be heard before the American Arbitration Association Commercial Arbitration Tribunal in January 1997, but was indefinitely postponed pending the outcome of settlement discussions between the parties. Those discussions have produced a tentative agreement, which is subject to the resolution of all issues and the execution of a definitive written agreement, which would require the Company to pay the co-producer $140,000 over a period of fourteen months commencing March 1997. The Company increased its accrual related to this issue to $140,000 in the second quarter of fiscal 1997.


  The negotiations also contemplate, as part of a definitive written agreement, an agreement by the Company to pay certain residuals related to the two co-produced network television specials. The amount of these residuals is not presently determinable and has not been accrued for at January 31, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        27.1  Financial Data Schedule

(b)     Reports on Form 8-K

        There were no reports filed on Form 8-K for the quarter ended January 31, 1997.

                                   SIGNATURES


  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


American Artists Film Corporation


By:  /s/ Steven D. Brown                    March 12, 1997
   ------------------------------------
      Steven D. Brown
      Chief Executive Officer

By:   /s/ Robert A. Martinez                March 12, 1997
    -----------------------------------
      Robert A. Martinez
      Vice President - Finance and
       Chief Financial Officer