Form 10QSB
period 1997-04-30
AMERICAN ARTISTS FILM CORP/MO/
filed 1997-06-13
CIK 1001593

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      April 30, 1997


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

         For the Transition period from             to
                                        -----------    -----------

              Commission file Number    000-20759
                                     ---------------


                        AMERICAN ARTISTS FILM CORPORATION
        (Exact Name of Small Business Issuer as Specified in its Charter)


                  Missouri                               43-1717111
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)


                              1245 Fowler St., N.W.
                             Atlanta, Georgia 30318
                    (Address of Principal Executive Offices)

          Issuer's telephone number, including area code (404) 876-7373

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   --
         State the number of shares outstanding of each of the issuer's classes of common equity: 876,620 shares of Class A Common Stock, $.001 par value per share, and 5,502,277 shares of Class B Common Stock, $.001 par value per share, were outstanding at June 11, 1997.

         Transitional Small Business Disclosure Format:     Yes      No  X
                                                                ---     ---

===============================================================================

                        AMERICAN ARTISTS FILM CORPORATION
                                   FORM 10-QSB
                                    CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Condensed Consolidated Financial Statements:

    Balance sheets as of April 30, 1997 and
    and July 31, 1996.................................................  F-1/F-2

    Statements of operations  for the three months and nine months
    ended April 30, 1997 and April 30, 1996...........................      F-3

    Statement of stockholders' equity for the nine months ended April
    30, 1997..........................................................      F-4

    Statements of cash flows for the nine months ended April 30, 1997
    and April 30, 1996................................................      F-5

    Notes to Condensed Consolidated Financial Statements..............  F-6/F-8

Item 2.  Management's Discussion and Analysis or Plan of
         Operation.................................................... F-8/F-10

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.............................................     F-10

Item 6. Exhibits and Reports on Form 8-K   ...........................     F-11

SIGNATURES............................................................     F-12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        AMERICAN ARTISTS FILM CORPORATION
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                    April 30,        July 31,
                                                  ------------      ----------
                                                      1997             1996
                                                  ------------      ----------
 Assets

 Cash                                               $    6,374      $        -

 Accounts receivable                                   227,148         107,457

 Film costs, net of accumulated amortization           460,732         475,877

 Property and equipment, net                            37,288          52,128

 Goodwill, net of accumulated amortization             127,215         156,572

 Deferred offering costs                                     -         105,000

 Advances to officers                                  216,544         217,247

 Other                                                       -             112

                                                    ----------      ----------

                                                    $1,075,301      $1,114,393
                                                    ==========      ==========

    See accompanying  notes to condensed consolidated financial statements.

                        AMERICAN ARTISTS FILM CORPORATION
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
                                   (UNAUDITED)

                                                April 30,          July 31,
                                               -----------       -----------
                                                   1997              1996
                                               -----------       -----------
 LIABILITIES
 Accounts payable                              $   323,256       $   169,781
 Accrued expenses                                  193,130           112,115
 Accrued accounting and legal                      167,527           152,985
 Accrued payroll taxes                                   -           103,630
 Deferred revenue                                        -            11,867
 Notes payable                                     154,628            76,976
                                               -----------       -----------
 TOTAL LIABILITIES                                 838,541           627,354
                                               -----------       -----------

 MINORITY INTEREST                                  50,000            50,000

 CONTINGENCIES

 STOCKHOLDERS' EQUITY
 Preferred stock - shares authorized
   10,000,000; none issued                               -                 -
 Preferred stock, $.001 par - shares
   authorized 10,000,000; none issued                    -                 -
 Common Stock, $.001 par:
   Class A - shares authorized 20,000,000;
     issued and outstanding 846,620                    847                 -
   Class B - shares authorized 20,000,000;
     issued and outstanding 5,502,277                5,502                 -
 Common stock, par value $.05 per share -
   shares authorized 30,000,000; issued and
   outstanding 9,407,837                                 -           470,392
 Additional paid-in capital                      2,819,160         2,125,117
 Unamortized advertising credits                  (122,618)         (122,618)
 Accumulated deficit                            (2,516,131)       (2,035,852)
                                               -----------       -----------
 TOTAL STOCKHOLDERS' EQUITY                        186,760           437,039
                                               -----------       -----------

                                               $ 1,075,301       $ 1,114,393
                                               ===========       ===========

    See accompanying notes to condensed consolidated financial statements.

                        AMERICAN ARTISTS FILM CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         Three Months ended April 30,           Nine Months ended April 30,
                                      -------------------------------         ------------------------------
                                             1997           1996                      1997           1996
                                         -----------    -----------               -----------    -----------
 Revenues
 Commercial production                   $  501,227     $  324,762                 $2,098,702     $  919,904
 Film revenues                              367,237              -                    417,237         22,012
                                         ----------     ----------                 ----------     ----------
                                            868,464        324,762                  2,515,939        941,916
                                         ----------     ----------                 ----------     ----------
 Costs and expenses
 Cost of commercial production              388,450        261,943                  1,578,263        735,791
 Film cost amortization                     325,263              -                    359,538          8,077
 Selling, general and administrative        295,488        544,685                    957,645      1,080,770
                                         ----------     ----------                 ----------     ----------
                                          1,009,201        806,628                  2,895,446      1,824,638
                                         ----------     ----------                 ----------     ----------
 Loss from operations                      (140,737)      (481,866)                  (379,507)      (882,722)

 Interest expense                            (2,592)          (504)                   (10,772)        (4,592)
 Other expense                                    -              -                    (90,000)             -
 Equity in net income of
    Diversity Filmworks, Inc.                     -         53,830                          -         70,742
                                         ----------     ----------                 ----------     ----------
 Net loss                                 $(143,329)     $(428,540)                 $(480,279)     $(816,572)
                                         ----------     ----------                 ----------     ----------
 Net loss per share                       $    (.02)     $    (.08)                 $    (.08)     $    (.14)
                                         ----------     ----------                 ----------     ----------
 Weighted average common
    shares and equivalent shares
    outstanding                           6,327,230      5,425,479                  6,104,337      5,819,763
                                         ----------     ----------                 ----------     ----------

    See accompanying notes to condensed consolidated financial statements.

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       NINE MONTHS ENDED APRIL 30, 1997
                                  (UNAUDITED)

                                                                             Additional   Unamortized    Accumulated    Total
                       Class A             Class B                             Paid-In    advertising      Deficit      Stock-
                    Common Stock        Common Stock       Common Stock        Capital      credits                    holders'
                                                                                                                        Equity
                  Shares    Amount    Shares   Amount   Shares    Amount
                  -------------------------------------------------------------------------------------------------------------
 Balance,
 August 1, 1996      -    $   -         -     $   -    9,407,837   $470,392   $2,125,117   $(122,618)   $(2,035,852)   $437,039

 Merger with
 Setab Alpha,
 Inc. accounted
 for as a
 recapitalization
 (Note 2):

 Recapitalization
 of outstanding
 common stock      12,600      13  5,502,277   5,502  (9,407,837)  (470,392)     464,877        -             -            -

 Acquisition of
 net assets of
 Setab
 Alpha, Inc.      700,020     700      -          -        -           -            (700)       -             -            -

 Offering Costs      -         -       -          -        -           -        (105,000)       -             -        (105,000)

 Issuances of
 Common Stock     134,000     134      -          -        -           -         334,866        -             -         335,000
                                                                                   -
 Net Loss            -         -       -          -        -           -           -            -          (480,279)   (480,279)
                  --------------------------------------------------------------------------------------------------------------
 Balance,
 April 30, 1997   846,620   $ 847  5,502,277  $5,502       -           -      $2,819,160    $(122,618)   $(2,516,131)  $186,760
                  --------------------------------------------------------------------------------------------------------------

           See accompanying notes to condensed consolidated financial statements

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            Nine months ended April 30,
                                                                   -----------------------------------------------
                                                                          1997                        1996
                                                                   --------------------        -------------------
 Operating Activities
   Net loss                                                                   (480,279)                   (816,572)
   Adjustments to reconcile net loss to cash used in
      operating activities:
       Film costs amortization                                                 359,538                       8,077
       Depreciation and amortization                                            44,197                      48,395
       Equity in net income of Diversity Filmworks, Inc.                             -                     (70,742)
       Changes in assets and liabilities:
          Accounts receivable                                                 (119,691)                     81,299
          Film costs additions                                                (344,393)                    (94,830)
          Other assets                                                             815                         847
          Accounts payable                                                     153,475                     (43,905)
          Accrued expenses                                                      (8,073)                     10,831
          Film revenues participations                                               -                     (41,910)
          Deferred revenue                                                     (11,867)                    (56,303)
                                                                   -------------------         -------------------
 Cash used in operating activities                                            (406,278)                   (974,813)

 Investing activities
 Capital expenditures                                                                -                      (7,101)
                                                                   -------------------         -------------------

 Financing activities
 Repayment of notes payable                                                    (72,348)                    (39,442)
 Borrowings under notes payable                                                150,000                           -
 Issuances of common stock                                                     335,000                     920,701
 Minority interest                                                                   -                      50,000
                                                                   -------------------         -------------------
 Cash provided by financing activities                                         412,652                     931,259

 Net increase (decrease) in cash                                                 6,374                     (50,655)

 Cash, beginning of period                                                           -                     122,197
                                                                   -------------------         -------------------
 Cash, end of period                                                             6,374                      71,542
                                                                   -------------------         -------------------

         See accompanying notes to condensed consolidated financial statements.

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements are unaudited, but in the opinion of management, contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Results of operations and cash flows for the interim three month and nine month periods are not necessarily indicative of what the results of operations and cash flows will be for an entire fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Company's Annual Report on Form 10-KSB for the year ended July 31, 1996.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128, which is effective for periods ending after December 15, 1997, revises the manner in which earnings per share is calculated and requires the restatement, when first applied, of prior period earnings per share data. The Company will initially apply SFAS No. 128 in the first quarter of fiscal 1998. Upon the adoption of SFAS No. 128, the Company will restate previously reported earnings per share data. The Company has not yet determined what effect, if any, the restatement will have on previously reported data.

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

         The Merger resulted in the issuance of a controlling interest in Setab to the stockholders of Old American Artists. Because of this, and because Setab did not have any material operations, the Merger was accounted for as a recapitalization of Old American Artists in which (i) Old American Artists is deemed to have (a) created a second class of common stock, such that its authorized capital consisted of Class A and Class B common stock, each with a par value of $.001, and (b) exchanged for the outstanding shares of its common stock, an aggregate of 12,600 shares of Class A common stock and 5,502,277 shares of Class B common stock, and (ii) issued 700,020 shares of Class A common stock (representing the number of shares outstanding after the completion of Setab's public offering) in exchange for the net assets of Setab, recorded at their historical costs.

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

The following sets forth certain summarized financial information about Diversity's results of operations for the three and nine month periods ended April 30, 1996:

                               Three months ended        Nine months ended
                                               April 30, 1996
                               -----------------------------------------------

 Sales                                    208,657                   777,309
 Costs of production, selling,
  general and administrative              144,990                   696,730
  expenses
                               -----------------------------------------------

 Net income                                63,667                    80,579
                               ===============================================


Note 4 - Notes Payable

         During the nine months ended April 30, 1997, the Company borrowed $75,000 under an existing line of credit. This line of credit was converted into a six month note in November, 1996. The note is unsecured and bears interest at 8.75%. A member of the board of directors is a co-signer on this note. This note came due in May 1997, and was replaced with a new six month note, under the same terms, due in November 1997.

         The Company also borrowed $75,000, during the nine months ended April 30, 1997, from three shareholders, two of whom are members of the Company's board of directors. These loans are due on demand, but no later than August 1997, and bear interest at the prime rate plus 1%. In consideration for these loans, the Company granted each of the lenders options to purchase 9,403 shares of the Company's Class B common stock at $1.71 per share through June, 2000. The Company repaid $50,000 of these loans in February and June of 1997.

Note 5 - Settlement of Arbitration

         The Company has been involved in an arbitration with one of its co-producers concerning the accounting for costs and revenues received by each company relating to two co-produced network television specials.

         The Company signed an agreement (the "Agreement") in June 1997 in settlement of all known issues related to this arbitration. Under the Agreement, the Company agreed to pay the co-producers $140,000 over a period of fourteen months commencing in June 1997. The Company accrued for these payments to the co-producers in the second quarter of fiscal 1997. The Agreement provides for a stipulated arbitral award of $190,000 upon default by the Company of the payment arrangements outlined in the Agreement.

         The Agreement also calls for the Company to pay certain residuals related to the two co-produced network television specials. The amount of these residuals is not presently determinable; however, they are not considered to be material to the Company's financial position or results of operations.

Note 6 - Stockholders' Equity

         The Company completed a private placement of units comprised of shares of Class A Common Stock and common stock purchase warrants in May 1997. As of April 30, 1997, the Company had issued, at a price of $25,000 per unit, 13.4 units with each unit comprised of 10,000 shares of Class A common stock and 3,333 Class A common stock purchase warrants. Subsequent to April 30, 1997, the Company issued an additional 3 units under this private placement.

Item 2. Management's Discussion and Analysis or Plan of Operation

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

         Results of Operations

         Nine months and three months ended April 30, 1997 compared to the nine and three months ended April 30, 1996

         The increase in revenues for the first nine months and third quarter of fiscal 1997 as compared to the first nine months and third quarter of fiscal 1996 were the result of the consolidation of Diversity and an increase in both commercial production and film revenues.

         Revenues for the nine months ended April 30, 1997 were $2,515,939 which represented a $1,574,023 or 167.1% increase from revenues of $941,916 for the nine months ended April 30, 1996. However, revenues for Diversity, which was accounted for on the equity method during fiscal 1996, and therefore not included in consolidated revenues, were $777,309 for the first nine months of fiscal 1996. As discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, beginning in fiscal 1997 the Company is consolidating the accounts of Diversity.

         Revenues for the three months ended April 30, 1997 were $868,464 which represented a $543,702 or 167.4% increase from revenues of $324,762 for the three months ended April 30,1996. Revenues for Diversity, which was accounted for on the equity method during fiscal 1996, and therefore not included in consolidated revenues, were $208,657 for the third quarter of fiscal 1996.

         Commercial production revenues for the first three quarters of fiscal 1997 increased by $1,178,798 or 128.1% from the nine months ended April 30, 1996, due primarily to the inclusion of Diversity's revenues for the nine months ended April 30,1997. On a combined basis with Diversity, revenues for commercial production for the first nine months of fiscal 1996 were $1,697,213. Adjusted for the inclusion of Diversity in the first nine months of fiscal 1996, commercial production revenues increased by $401,489 or 23.7%. This increase in commercial production revenues was due to an increase, in the first half of fiscal 1997, in the number of successful bids and to an increase in the average size of awarded commercial production contracts.

         Commercial production revenues for the third quarter of fiscal 1997 increased by $176,465 or 54.3% from the three months ended April 30, 1996. On a combined basis with Diversity, revenues for commercial production for the third quarter of fiscal 1996 were $533,419. Adjusted for the inclusion of Diversity in the third quarter of fiscal 1996, commercial production revenues decreased by $32,192 or 6.0%.

         Commercial production costs, as a percentage of related revenues, were 75.2% for the nine months ended April 30, 1997 as compared to 80.0% for the first nine months of fiscal 1996 and were 77.5% for the three months ended April 30, 1997 as compared to 80.7% for the third quarter of fiscal 1996. These decreases in commercial production costs, relative to revenues, were primarily the result of an increase in the average size of awarded commercial production contracts and resulting increased levels of gross profit. Gross profits for commercial production were $520,439 and $184,113 for the nine months ended April 30, 1997 and 1996, respectively. Gross profits for commercial production were $112,777 and $62,819 for the three months ended April 30, 1997 and 1996, respectively.

         Film revenues for the nine months ended April 30, 1997 were $417,237 which represented a $395,225 or 1795.5% increase from film revenues of $22,012 for the nine months ended April 30, 1996. Film revenues for the three months ended April 30, 1997 were $367,237, while no film revenues were earned during the three months ended April 30, 1996. These increases were primarily the result of the recognition of film revenues related to the release, in March 1997, of a cable television special, "Fire From the Sky", which was co-produced by the Company.

         Film cost amortization for the nine months ended April 30, 1997 was $359,538 and represented an increase of $351,461 from film cost amortization of $8,077 for the nine months ended April 30, 1996. Film cost amortization for the three months ended April 30, 1997 was $325,263. These increases in film cost amortization are related to the release, in March 1997, of the Company's co-produced cable television special.

         Selling, general and administrative ("SG&A") expenses decreased $123,125 to $957,645 for the nine months ended April 30, 1997 from $1,080,770 for the nine months ended April 30, 1996 and decreased $249,197 to $295,488 for the three months ended April 30, 1997 from $544,685 for the three months ended April 30, 1996. Adjusted for the inclusion of Diversity in the first nine months and the third quarter of fiscal 1996, SG&A expenses for the nine and three months ended April 30, 1997 decreased by $208,814 and $278,492, respectively. These decreases were primarily the result of efforts by the Company to reduce expenses, in relation to fiscal 1996, in all expense categories, focusing primarily on the areas of marketing, financing activities, and legal and accounting.

         Interest expense increased to $10,772 for the first nine months of fiscal 1997 from $4,592 for the first nine months of fiscal 1996 and increased to $2,592 for the third quarter of fiscal 1997 from $504 for the third quarter of fiscal 1996. These increases were the result of an increase in outstanding debt during the second quarter of fiscal 1997.

         Other expense of $90,000 for the nine months ended April 30, 1997 resulted from an accrual for the probable outcome of a settlement by the parties of a dispute discussed in Note 5 to the condensed consolidated financial statements.

         As a result of the foregoing factors the Company incurred a net loss of $480,279 for the first nine months of fiscal 1997 as compared to a net loss of $816,572 for the first nine months of fiscal 1996 and incurred a net loss of $143,329 for the third quarter of fiscal 1997 as compared to a net loss of $428,540 for the third quarter of fiscal 1996.

         Liquidity and Capital Resources

         The Company's strategic goal is to finance its operating (i.e. selling, general and administrative) expenses from the gross profits generated by its film and commercial production operations while utilizing equity financing, pre-production license revenues, and co-producer contributions to finance the production of its films. Using this strategy, the Company seeks to reduce or eliminate the burden of significant operating losses and negative cash flows, while retaining the potential for significant profits and positive cash flows from highly successful films. The success of such a strategy is, however, dependent on the Company's ability to control operating expenses, to obtain sufficient, and sufficiently profitable, commercial production contracts and to produce profitable film projects.

         Operating cash flows were a negative $406,278 for the nine months ended April 30, 1997 principally as the result of a $379,507 shortfall, which included amortized production costs of $318,264 that were incurred in the nine month period, in the coverage of SG&A expenses by film and commercial production profits. The operating cash flows shortfall was financed with borrowings related to new debt financing and from the proceeds of equity offerings. Operating cash flows were a negative $974,813 for the nine months ended April 30, 1996, due also to a $882,722 shortfall of in the coverage of SG&A expenses by film and commercial productions profits. This operating cash flow shortfall was primarily financed from the proceeds of equity offerings.

         The Company's negative operating cash flows have, as previously stated, generally been caused by a shortfall in the coverage of SG&A by film and commercial production profits. Such shortfalls in the coverage of SG&A by film and commercial production profits will cause the Company's liquidity to be constrained until film and commercial production revenues, and the resulting profits, increase. The use of equity or debt financing will continue to be necessary until film and commercial production profits are sufficient to cover SG&A expenses, which cannot be assured. In November, 1996, the Company commenced a private placement offering, as amended, under Regulation D of the Securities and Exchange Act of 1933 of an aggregate of 250,000 shares of its Class A Common Stock together with warrants for the purchase of 83,325 shares of its Class A Common Stock exercisable at a price of $3.00 per share through June 30, 2000. The private placement, as amended, was closed on May 30, 1997, with the Company having received proceeds amounting to $410,000 from the sale of 164,000 shares together with 54,663 warrants. The Company has also had discussions concerning other private placements of its debt or equity securities, and as a result thereof believes that there will be available sufficient capital to finance its business plans for fiscal 1997. However, except for the capital that the Company has raised to date, there can be no assurances that any such debt or equity financing will be available to the Company, or if available, that such financing would be available on terms considered acceptable to the Company. The inability to obtain such equity or debt financing as needed would require the Company to have to materially reduce the scope of its operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         The Company has been in an arbitration proceeding against Greystone Communications, Inc. ("Greystone"), its co-producer on two network television specials on the subject of "Angels". The arbitration relates to claims by both parties concerning the two co-produced network television specials.

         In June 1997, the Company settled all known issues related to this arbitration by signing an agreement under which the Company agreed to pay its co-producers $140,000 over a period of fourteen months commencing in June 1997. The Company also agreed, as outlined in the agreement, to a stipulated arbitral award of $190,000 in the event that the Company defaults on the payment arrangement contained in the agreement.

         The agreement also calls for the Company to pay certain residuals related to the two co-produced network television specials. These amounts are not presently determinable, however, they are not considered to be material to the Company's financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         27.1  Financial Data Schedule

(b)      Reports on Form 8-K

         There were no reports filed on Form 8-K for the quarter ended April 30, 1997.

                                   Signatures


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


American Artists Film Corporation


By:  /s/                                              June  13, 1997
     ----------------------------------
         Steven D. Brown
         Chief Executive Officer

By:  /s/                                              June  13, 1997
     ----------------------------------
         Robert A. Martinez
         Vice President - Finance and
           Chief Financial Officer