Form 10KSB
period 1997-07-31
AMERICAN ARTISTS FILM CORP/MO/
filed 1997-11-13
CIK 1001593

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)

   [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended July 31, 1997

   [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE  ACT OF 1934

   For the transition period from                  to
                                 ------------------  ---------------

      Commission file number      000-20759
                              --------------------

                       AMERICAN ARTISTS FILM CORPORATION
                 (Name of small business issuer in its charter)

            MISSOURI                                       43-1717111
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

        1245 FOWLER ST., N.W.
          ATLANTA, GEORGIA                                    30318
(Address of principal executive offices)                    (Zip code)

Issuer's telephone number (404) 876-7373

Securities registered under Section 12(b) of the Exchange Act:

          NONE

Securities registered under Section 12(g) of the Exchange Act:

                 CLASS A COMMON STOCK, $.001 PAR VALUE PER SHARE

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---       ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

     State issuer's revenues for its most recent fiscal year:  $3,890,592

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of the close of business on October 29, 1997: There were 287,646 shares of Class A, $.001 par value, common stock held by non-affiliates; however, a trading market has not developed for the Class A common stock. There is no established market for the Class B common stock, $.001 par value.

     State the number of shares outstanding of each of the issuer's class of common equity: 912,984 shares of Class A common stock, $.001 par value per share and 5,502,277 shares of Class B common stock, $.001 par value per share were outstanding as of October 29, 1997.

     Documents incorporated by reference:   NONE

                       AMERICAN ARTISTS FILM CORPORATION
                                  FORM 10-KSB
                               TABLE OF CONTENTS


PART I                                                                Page
                                                                      ----

     Item 1.     Description of Business............................    3
     Item 2.     Description of Property............................    9
     Item 3.     Legal Proceedings..................................    9
     Item 4.     Submission of Matters to a Vote of Security Holders    9

PART II

     Item 5.     Market for Common Equity and Related
                 Stockholder Matters................................   10
     Item 6.     Management's Discussion and Analysis or Plan
                 of Operation.......................................   10
     Item 7.     Financial Statements...............................   15
     Item 8.     Changes In and Disagreements With Accountants
                 on Accounting and Financial Disclosures............   15

PART III

     Item 9.     Directors, Executive Officers, Promoters and
                 Control Persons; Compliance with Section 16(a)
                 of the Exchange Act................................   15
     Item 10.    Executive Compensation.............................   17
     Item 11.    Security Ownership of Certain Beneficial
                 Owners and Management..............................   18
     Item 12.    Certain Relationships and Related
                 Transactions.......................................   19
     Item 13.    Exhibits and Reports on Form 8-K...................   22

SIGNATURES..........................................................   25

INDEX TO FINANCIAL STATEMENTS ......................................  F-1

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

   American Artists Film Corporation (the "Company"), organized in July 1995 as a Missouri Corporation under the name Setab Alpha, Inc., is the successor by merger of a Georgia corporation named American Artists Film Corporation that was founded in July 1991. The Georgia corporation is sometimes referred to herein as "Old American Artists"; the Missouri corporation prior to the merger is sometimes referred to herein as "Setab." Unless otherwise indicated by the context, as used herein, the term "the Company" includes its predecessors and subsidiaries, and discussion of the business and operations of the Company include those of Old American Artists; Setab had no business operations prior to the merger with Old American Artists.

   The Company is engaged in the production of television commercials, the development and production of television specials and related properties, and the development of feature-length motion picture screenplays and other media products for possible future production or license. The Company classifies its operations into two business segments: (i) film development and production, and
(ii) commercial contract production (See Note 7 of the Notes to Consolidated Financial Statements for financial information on the Company's business segments). Additionally, during fiscal 1997, the Company incurred developmental and organizational expenses for a new business segment focused on the development and operation of a network of Large Screen Video Display operations.

   The Company's executive offices are located at 1245 Fowler Street, N.W., Atlanta, Georgia 30318, and its telephone number is 404-876-7373.

BACKGROUND

    Old American Artists was founded in 1991. In August 1993 the Company acquired all of the outstanding capital stock of First Light Entertainment Corporation ("First Light"), a television commercial producer. In June 1994 the Company subscribed for 49% of the outstanding capital stock of Diversity Filmworks, Inc. ("Diversity"), formerly First Light Diversity, Inc., a television commercial producer organized and 51%-owned by Tyrone C. Johnson.

   On October 7, 1996, Setab completed a public offering (the "Public Offering") of 700,000 shares of its Class A common stock, par value $.001 per share (the "Class A common stock"). The net proceeds of its Public Offering were $15,477, which Setab used to pay existing liabilities.

   In May 1996 Setab entered into an agreement ("Merger Agreement") with Old American Artists for the merger (the "Merger") of Setab and Old American Artists. The Merger was consummated on October 7, 1996 (the "Merger Date") and Setab, as the surviving corporation, subsequently changed its name to American Artists Film Corporation.

   By reason of the Merger, the stockholders of Old American Artists became shareholders of the surviving corporation, the separate existence of Old American Artists ceased and the business and management of Old American Artists became the business and management of the Company. Each of the 9,407,837 outstanding shares of Old American Artists common stock became 0.5862 shares of the capital stock of the Company, with the first 100 shares issued to each Old American Artists shareholder as Class A common stock, $0.001 par value per share and the remainder as Class B common stock, $0.001 par value per share (the "Class B common stock"); outstanding options and warrants to purchase an aggregate of 3,840,328 shares of common stock of Old American Artists became options and warrants to purchase an aggregate of 2,251,200 shares of Class B common stock. The effects of this exchange ratio have been retroactively applied to the earliest periods presented for all share and per share amounts related to the Company's outstanding common stock, stock options and warrants.

   As a result of the consummation of the Merger, the Old American Artists shareholders held, immediately following the Merger Date, 88.7% of the outstanding capital stock of the Company (including all of the outstanding shares of Class B common stock), and the pre-Merger shareholders of Setab (including those persons who purchased Class A common stock in the Public Offering) held the remaining 11.3% of the capital stock of the Company. Each share of Class B common stock is convertible at any time at the election of the holder into one share of Class A common stock. The Class A common stock and the Class B common stock are identical in all respects and the holders thereof will have equal rights and privileges, except with respect to the election of directors. In the election of directors, holders of Class B common stock, voting as a separate class, are entitled to elect a number of directors equal to the greater of (i) the number (rounded to the nearest whole number) that bears to the total number of directors of the Company the same ratio that the number of outstanding shares of Class B common stock bears to the aggregate number of outstanding shares of Class A and Class B common stock, or (ii) the smallest number of directors that constitutes a majority of the Board of Directors. Holders of Class A common stock voting as a separate class will be entitled to elect all of the other members of the Board of Directors.

   Pursuant to the Merger Agreement, for a period of 365 days after the Merger Date, none of the shares of Class A or Class B common stock received in the Merger, the shares of Class B common stock issued upon exercise of options and warrants outstanding at the Merger Date, or shares of Class A common stock issued upon conversion of Class B common stock issued in the Merger, could be sold, transferred or otherwise disposed of without the prior written consent of the Company prior to October 1997.

BUSINESS OF THE COMPANY

   Film Development and Production

   Since its organization by Steven D. Brown and Rex Hauck in July 1991, the Company's activities have consisted primarily of producing network television specials, developing other television specials for possible future production, developing various feature-film screenplays and treatments for possible future production, and seeking to arrange financing for production and exploitation of one or more of its feature-film properties. During fiscal 1997, the Company re-aligned its television and film activities into a separate division called American Artists Films.

   Fire From The Sky.   In 1997 the Company co-produced with Turner Original
   ------------------
Productions, Inc. ("TOP") a one-hour special titled "Fire From The Sky." This special was initially broadcast on the TBS Superstation ("TBS") in March 1997 and has been subsequently re-broadcast on TBS and The Cable News Network ("CNN"). Under the production agreement ("Production Agreement") with TOP, dated October 11, 1996, as amended on November 13, 1996, the Company received production fees amounting to $368,100 for the production of this special. The terms of the Production Agreement also call for a limited participation by the Company in any foreign revenues. Through fiscal 1997 the Company has not recognized any foreign revenues related to this limited participation.

   Angels.  In 1994 the Company produced with Greystone Communications, Inc.
   ------
("Greystone"), two 2-hour prime time specials for the NBC television network:
"Angels:  The Mysterious Messengers," hosted by Patty Duke, and "Angels II:
Beyond the Light," hosted by Stephanie Powers. Both programs were initially licensed to NBC, which aired the first program twice and the second program once. NBC's rights to further airings expired in November, 1996.

   The Company also entered a 3-year agreement ("Haber Agreement") in July 1994 with Alfred Haber Distribution, Inc. for foreign distribution of the Angels programs. Under that agreement the Company and Greystone receive 75% of any license fees, less expenses, obtained from licensing the Angels programs outside the United States. License fees have now been received for television, cable and satellite broadcasts of the programs in more than 55 countries. The Haber Agreement expired in August 1997 and was extended for an additional eighteen month period through January 1999.

   Under a May, 1994 agreement, Calling Card Company, Inc. ("CCC") marketed home videos of the Angels programs through advertising during the NBC network broadcast, providing royalties, which were shared by NBC, the Company and Greystone, of $223,000 through July 31, 1997. In addition, a video edition of the first Angels program has been separately marketed by Time-Life Video under an August 1994 agreement which granted Time-Life exclusive home-video rights to the program in the United States and Canada for a five-year term. The agreement provided for $100,000 in non-refundable advance royalties and guaranteed minimum royalties of $10,000 per year for the duration of the agreement after recoupment of the advanced royalties. Royalties under the agreement are shared among NBC, the Company, and Greystone.

    In June 1996 the Company entered a three-year license agreement authorizing TOP to broadcast the two Angels programs on TBS for a total license fee of $100,000. TOP is permitted to air each of the Angels programs 18 times over the three year period. The Company bears any obligation for residuals and must refrain from licensing the programs to any other broadcaster in the United States during the term of the license. TOP began airing the programs in October 1996.

   Another short treatment of the Angels theme was developed and produced for CCC at a cost to the Company of approximately $30,000. Payments to the Company are based on revenues generated by CCC through use of the treatment as a sales aid. In fiscal 1996, the Company determined that because of the low current level of sales experienced by CCC, revenues due to the Company from CCC for this project are likely to be insufficient to cover the associated costs to the Company.

   The Company also developed a book entitled Angels: The Mysterious Messengers, edited for American Artists by Mr. Hauck and published by Ballantine Books, Inc. The book has also been published in German, Italian, French and Spanish editions. Advance royalties for the book amounted to $250,000.

   The agreement among the Company, Greystone and NBC provided for (i) the payment of license fees by NBC to American Artists and Greystone and (ii) the payment to NBC of 50% of the royalties from videos sold during the NBC broadcasts and 20% of the royalties from videos sold by Time-Life Videos. Under an agreement dated May 1994, the Company and Greystone agreed to divide equally all revenues from the two television specials and certain derivative properties. The scope of that agreement and the definition of allowable expenses were the subject of a dispute between the parties that was settled in May 1997. See "Intellectual Property" and Item 3. "Legal Proceedings."

   The Company financed development of the initial Angels program primarily through the private placement of $128,000 of its Revenue Participating Joint Venture Investment Units with eight accredited investors. The private placement was completed in February 1994. Investors receive 100% of the Company's revenues from the first television special and ancillary rights until their initial investment has been returned, 50% thereafter until an equal additional amount has been received, and 25% of any further revenues. The investors also receive 5% of the Company's revenues from the second television special.
Through July 1997 the investors had received an aggregate return of $1.30 for each dollar of their investment. Additional distributions may be made later depending on future revenues of the Angels programs.

   Other Television Projects.  The Company currently has over twenty television
   --------------------------
projects/proposals in various stages of development, presentation, pre-production and production including both television specials and series. Negotiations are ongoing with a cross-section of the television industry, including representation from cable, network and public television. There can be no assurances that these negotiations will yield production agreements that will be acceptable to the Company or that any of the projects will result in completed films or series.

   Johnson/Woodman Project.  The Company has completed principal photography for
   ------------------------
a television special featuring the ideas and opinions of Robert Johnson and Marion Woodman, experts in the fields of Jungian psychology, mythology and dream interpretation. This project is being co-produced with Georgia Public Television ("GPTV"), a division of the Georgia Public Telecommunications Commission, and in association with the Episcopal Radio-TV Foundation. The Company anticipates that editing and post-production will yield a completed project available for release on GPTV or the Public Broadcasting System in fiscal 1998.

   The Company has executed several agreements related to this production which provide for a sharing of revenues, after recovery of all production costs, as follows: equal shares to the Company and GPTV after an allocation of 10% to the Episcopal Media Center ("EMC") and 5% each to Mr. Johnson and Ms. Woodman. The portion allocable to EMC remains in effect for a period of five years from the date of first sale. The agreements also provides EMC with exclusive rights for certain religious markets and a 50/25/25 sharing between the Company, Mr. Johnson and Ms. Woodman, respectively, of any revenues related to sale of book rights.

   Windows of Heaven.  The Company has also completed its principal photography
   ------------------
and prepared a three minute trailer for a project on the subject of re-occurring global-wide destructions throughout recorded time. This project is being produced in association with King Arthur Productions, LLC ("KAP"). The production agreement calls for the distribution of revenues, after the recovery of all production costs, as follows: 46.5% to the Company and the remainder to

KAP's investors and other parties associated with the project. This allocation remains in effect for revenues received for licensing rights covering the period from June 1997 to December 2000, with all other revenues allocated evenly between the Company and KAP.

   The Company has initiated discussions with several cable television networks in relation to the licensing of rights for this production, but there can be no assurance that a suitable licensing agreement can be reached or that the proposed project will be carried out.

   The Millennium.  Since 1995 the Company has been developing, under Mr.
   ---------------
Hauck's supervision, the concept for a related group of television specials and other media properties pertaining to the forthcoming end of the second millennium of the modern era. The development work has included historical and scientific research, development of themes and preparation of story treatments.

   The Company has presented its "millennium" concept and certain treatments to several over-the-air and cable television networks. Several networks have indicated interest in the properties but the Company is unable to state whether the interest will continue or whether the parties will reach a mutually satisfactory agreement through negotiation. The Company's goal is also to derive related video and book properties from any television program that might be produced.

   In October 1994 the Company organized Millennium Group, L.L.C. ("MG"), as a Georgia limited liability company with itself as Manager, for the purpose of developing an initial one-hour television special on the subject of the millennium. MG has financed certain research and development of the millennium materials through a private placement of $50,000 of limited liability company interests with three accredited investors. If MG is able to obtain network or other funding for producing the program, the investors are entitled to recover 100% of MG's net income from the program until their initial investment has been returned, 50% thereafter until an equal additional amount has been received, and 10% of any further net income. All other net income would be paid to the Company as management fees.

     Feature Films.  The Company also has a number of other feature film
     --------------
properties (screenplay or treatment) in various stages of development, and holds an option to acquire one feature film property. The Company has commenced casting for the lead roles for two of its feature film properties and anticipates entering the production phase in fiscal 1998 for at least one of these projects. The Company believes that if the lead roles have been cast, the financing of these projects can be accelerated. No formal commitments have been obtained for financing production of any of those properties and there can be no assurance that any of these properties will be developed into completed films.

   Under a February 1992 agreement, as amended, the Company issued shares of its common stock to Icon International, Inc. ("Icon"), in exchange for $500,000 in credits for certain media advertising. The availability of the media credits expires December 31, 1998, but up to one-half of any credits not used by that date may be returned to Icon in exchange for a portion of the shares previously issued (calculated at the rate of $3.41 of unused media credits for each share of stock). The Company anticipates using the credits, at least in part, for promoting its film and video properties.

   Commercial Contract Production

   First Light Entertainment Corporation ("First Light") and Diversity Filmworks, Inc. ("Diversity"), (collectively, the "Commercial Companies") produce television commercials on a contract basis for advertisers and/or their agencies. They typically enter short-term agreements for the production of the commercials, whose scripts or story outlines ("story boards") are provided by the client. The Commercial Companies then typically arrange all production aspects of the commercials, including casting, location selection and contractual arrangements with the director and other production personnel. The Commercial Companies use on a regular basis, the services of approximately seven independent directors, some of whom direct only commercials produced by the Commercial Companies. These directors are paid on a fixed fee basis determined by mutual agreement during the commercial production budgeting process, although other compensation arrangements may be used from time to time, including director participation in the gross profits of commercials.

   The Commercial Companies generally produce their commercials on a "firm bid" basis as opposed to a "cost plus fixed fee" basis. If a commercial is produced within the framework of "firm bid," the production company is responsible for any costs in excess of the budget, unless approved by the client. If the commercial is filmed under "cost plus fixed fee" arrangement, the Commercial Companies receive a predetermined fee for their work and approved production costs are charged to the client as incurred. Despite the differences in the structure of the two forms of bids, the risk of costs overage to the Commercial Companies are not substantially greater for "firm bid" because the Commercial Companies are also responsible for unapproved costs overages that exceed the budget for a "cost plus fixed fee" bid. Production company personnel in tandem with the advertising agency responsible for the commercial, must carefully monitor costs throughout the filming process, whether a "firm bid" or "cost plus fixed fee" arrangement is operating. The agreed upon bid might be altered because the agency, client and director agree upon a new creative option or because of unexpected occurrences such as inclement weather or unavailability of location. In most circumstances, the Commercial Companies bill the advertising agency for 50% of the entire budget as stated in the bid, to be paid in advance or on the first day of principal photography. The remainder of the bid price is generally paid in one or more installments by the agency within 30 to 120 days after completion of principal photography.

   In marketing their services the Commercial Companies emphasize the talents of the directors with whom they work, their skills in cost control and timely production, the quality of the production and the advantages of Atlanta as a production center. In its work, Diversity especially emphasizes use of directors and other production staff from diverse cultural and ethnic backgrounds. Although most of the commercials produced by the Commercial Companies are filmed in Atlanta, they are experienced at producing commercials throughout North America.

   In fiscal 1997 the Commercial Companies produced 22 commercials for net revenues of $3,470,000, compared to 41 commercials and $2,467,000 in net revenues for fiscal 1996. Based on the volume of story boards presently being submitted to it for bids or cost estimates, management of the Company anticipates a continued improvement in revenue levels of the Commercial Companies during fiscal 1998. The Commercial Companies have a backlog of awarded commercial production contracts (either in-process or not yet commenced) of approximately $1,500,000, in fiscal 1998 through October 29, 1997.

   For fiscal 1997, three of the Commercial Companies' customers accounted for fees equal to 21.2%, 19.7% and 12.2% of consolidated revenues. The Commercial Companies obtain their revenues from discrete project assignments obtained from various clients. Accordingly, while the fees from one or more clients may, in any year, be significant as the result of the size of a project undertaken for that client, the Commercial Companies are not dependent on any one client for a material amount of their revenues.

   Large Screen Video Display ("LSVD") Operations

   In August 1997 the Company, certain members of its Board of Directors and an officer of Diversity, organized Video Communications Network, LLC ("VCN"). The Company acquired 83.3% of the initial ownership of VCN in exchange for nominal consideration. VCN was organized for purposes of developing, managing and providing programming for a network of LSVD operations in domestic and international locations. VCN plans to develop LSVD operations that deliver a mixture of programming, advertising and special events similar to the present LSVD operation conducted by an unaffiliated company at Times Square in the City of New York.

   VCN has commenced negotiations with potential advertisers, investors and other parties for its planned initial location at Underground Atlanta in Atlanta, Georgia. VCN is in the development stage and is subject to a variety of conditions, including sufficient commitments by advertisers, the availability of financing, and compliance with applicable regulatory requirements.

   The Company anticipates that the Atlanta LSVD operation will be organized as a separate limited liability company which may seek financing from investors through a private placement of equity interests. However, other possible financing alternatives are also being evaluated.

   There is no assurance that the project can be brought to fruition or would be profitable for the Company if completed. Additionally, in order to raise financing for the development of VCN's projects, VCN may issue LLC shares or other equity securities to third party investors, in which case the Company's ownership of VCN, and the portion of any VCN profits to which it would be entitled, would be diluted. To date, VCN has not generated any revenues nor incurred a significant level of expenses.

COMPETITION

   The industries in which the Company operates are extremely competitive and include major corporations with substantially greater resources than the Company.

     Film Development and Production
     -------------------------------

   Although the demand for low-cost quality media products has expanded dramatically with the growth of cable, video and foreign markets, the production of television specials and feature films remains dominated by major studios and distributors. In addition, some major distributors such as Walt Disney, Turner Broadcasting and Fox Broadcasting have acquired or developed their own production companies. In this environment the Company competes on the basis of the artistic creativity of its projects and its commitment to low-cost quality production.

     Commercial Contract Production
     ----------

   The television commercial industry is subject to extreme price competition and is highly fragmented. The Company competes in this industry with numerous national and regional companies, no one of which has a major market share. The Company competes primarily on the basis of the skills of its executive producers, directors and production staff, and the advantages of Atlanta as a production center.

   LSVD Operations

   An identifiable LSVD industry for the type of operations in which VCN plans to engage has not fully developed. However, the Company anticipates that other companies will pursue LSVD projects, and that as a result VCN will encounter substantial competition, including competition from other companies with greater financial resources. The Company plans to compete based upon its experience gained during the development of this industry.

INTELLECTUAL PROPERTY

   The Company's success and ability to compete will be dependent in part upon its ability to obtain and maintain protection for its current and future literary properties, to defend its intellectual property rights and to operate without infringing on the proprietary rights of others, See "Item 3 Legal Proceedings". While the Company relies on a combination of copyrights and trademarks to establish and protect its intellectual property rights, the management of the Company believes that factors such as the technical and creative skills of its personnel are more essential to its success and ability to compete. There can be no assurance that any intellectual property rights of the Company will provide competitive advantages or will not be challenged, invalidated or circumvented by competitors. There can be no assurance that disputes will not arise concerning the ownership of intellectual property. Furthermore, there can be no assurance that intellectual properties will not become known or be independently developed by competitors or that the Company will be able to maintain the confidentiality of information relating to its literary properties.

EMPLOYEES

   In its production activities, the Company relies primarily upon independent third parties for production facilities and personnel. The Company currently has fourteen full-time employees. A portion of the salaries payable to the Company's employees is paid, from time to time, directly from the production budgets of the projects on which the individuals are working. The Company hires additional personnel for projects on a contract basis as needed. Such individuals are generally paid directly from the budget of the projects on which they are working.

   The Company is a Signatory of The Writers Guild of America and is subject to its industry-wide collective bargaining agreement. The Company is not a party to any other collective bargaining agreement. However, it is possible that some of the Company's business activities may be affected by the existence of collective bargaining agreements since many of the performing artists and technical personnel, such as cameramen and film editors, that it employs from time to time on specific projects are members of unions. The extent to which collective bargaining agreements may affect the Company is difficult to estimate and strikes related to collective bargaining or other collective action by union members could, in the future, delay or disrupt activities.

ITEM 2. DESCRIPTION OF PROPERTY

   The Company leases as its headquarters a facility of approximately 8,000 square feet located at 1245 Fowler St., N.W., in Atlanta, Georgia. Rent under the lease, which expires in November 1997, is $3,300 per month. The Company plans to negotiate for an extension of its existing lease. The Company does not own sound stages and related production facilities (generally referred to as a "studio") and, accordingly, does not have the fixed payroll, general, administrative and other expenses resulting from ownership and operation of a studio. Studio facilities are generally available for rental as needed.

ITEM 3. LEGAL PROCEEDINGS

   On or about May 1, 1995, Greystone Communications, Inc. (Greystone"), the Company's co-producer of the Angels television specials, commenced an arbitration proceeding against the Company before the American Arbitration Association Commercial Arbitration Tribunal ("AAA") in Los Angeles, California, concerning relations under their 1994 co-production agreement. Greystone's principal issues related to certain costs claimed by the Company and to Greystone's contention that it was entitled to participate in revenues from the book Angels: The Mysterious Messengers. The Company, in its counterclaim, alleged that Greystone received excess revenue distributions based upon overstatement of its expenses.

   In June 1997, the Company settled all known issues related to this arbitration by signing an agreement under which the Company agreed to pay Greystone $140,000 over a period of fourteen months commencing in June 1997.
The Company also agreed to a stipulated arbitral award of $190,000 in the event that the Company defaults on the payment arrangement contained in the agreement.

   The agreement also calls for the Company to pay certain residuals related to the two co-produced network television specials. These amounts are not presently determinable; however, they are not considered to be material to the Company's financial position or results of operations.

   There has been substantial litigation in the entertainment industry with respect to literary properties. The Company has no formal procedure for monitoring the possible infringement of its literary properties by others or for confirming that its literary properties do not infringe the rights of others, but the Company does address specific issues as they are brought to its attention from time to time. In 1992 the Company received approximately $350,000 in settlement of its claim that a certain motion picture then in production infringed upon a literary property of the Company.

   In 1996 counsel for MovieAmerica Corporation expressed to the Company "concerns" that the four feature film properties transferred by Messrs. Steven
D. Brown and Rex Hauck to the Company at the time of its organization in 1991 were or should have been properties of MovieAmerica Corporation by reason of Mr. Brown's duties while he was an employee of MovieAmerica Corporation, See Item 9
- "Directors, Executive Officers, Promoters, and Control Persons; Section 16(a) Beneficial Ownership Reporting Compliance." Messrs. Brown and Hauck have assured the Company that MovieAmerica Corporation has no ownership interest in the four literary properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not Applicable

                                    PART II

ITEM 5. MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Class A common stock was approved by the National Association of Security Dealers (NASD) for an unpriced quotation on the Over-the-Counter (OTC) Bulletin Board under the symbol "AAFC" on November 15, 1996. However, there have been no trades in the Company Class A common stock as of October 29, 1997. As of the October 29, 1997 there were 912,984 shares of Class A common stock outstanding and 332 record holders of such shares. The Class B common stock by its form may not be publicly traded. As of the October 29, 1997, there were 5,502,277 shares of Class B common stock outstanding and 126 record holders of such shares.

   The Company has not declared or paid any cash dividends on its common stock since its formation, and the board of directors currently intends to retain all of its earnings, if any, for its business. The declaration and payment of cash dividends will be at the discretion of the board of directors.

   In a private placement of its Class A common stock commenced in November 1996 and completed in May 1997, the Company sold 164,000 shares of Class A common stock at $2.50 per share in 16.4 units of 25,000 shares each. The purchaser also received in respect of each unit, without additional consideration, a warrant to purchase up to 3,333 shares of Class A common stock at $3.00 per share, exercisable through June 2000. Purchasers of fractional units received a prorated warrant.

   The units were sold by directors and executive officers of the Company without commission or additional compensation. All sales were for cash. The sales were made in reliance upon the exemption from registration contained in Regulation D of the Securities Act of 1933. All of the purchasers were "accredited investors" within the meaning of Regulation D.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   GENERAL

   As discussed elsewhere herein, on October 7, 1996, Old American Artists and Setab merged in a transaction in which each of the 9,407,837 shares of Old American Artists common stock became .5862 shares of common stock of the Company, and the Company succeeded to the business of Old American Artists.

   Old American Artists is considered the predecessor to the Company, and prior to and at the completion of the Merger, the Company, then Setab, had no material assets, liabilities or operations. Additionally, for accounting purposes, the Merger is being accounted for as a recapitalization of Old American Artists, with the operating results of Old American Artists prior to the Merger becoming the operating results of the Company for that period.

   Accordingly, the following discussion of financial condition and results of operations focuses on the financial condition and results of operations of Old American Artists.

   The Company is engaged in two lines of business; (i) the development and production of television, cable and feature films, and (ii) the contract production of films, generally television commercials. A third line of business, LSVD Operations, is in the organizational and developmental stage and has not incurred a significant level of expenses nor commenced operations.

   Revenues from the license or sale of films produced by the Company are generally recognized when the film is exhibited or is available for distribution in the applicable market. In general, the majority of the revenue to be derived from a film will be earned during the two to three years following its initial release. Accordingly, film revenues will fluctuate dependent on the timing of the Company's production and release of films.

   Additionally, in some instances the level of revenues generated by a film in the periods immediately following its release may not be directly related to the film's success. As described below, the Company might sell certain distribution rights, in advance of production, for fixed amounts as a means of financing production costs. In those instances, the film's success might not affect revenues initially, but could generate revenues later as the result of distribution in secondary markets or the sale of ancillary products.

   The Company capitalizes the costs incurred to develop, produce and print films, as well as advertising and other costs that benefit future periods. Capitalized film costs are amortized, using the individual film forecast method, under which capitalized costs are amortized based on total projected gross revenues.

   Several factors can affect the relationship that amortized film costs bear to film revenues. The Company has in the past exchanged, and may in the future, exchange interest in the revenues from certain or all distribution for contributions towards the costs of production. Capitalized costs, and the related amortization, are reduced by such contributions, while revenues are reduced for outside interests. Accordingly, the terms of the arrangements, which can vary from film to film, in addition to the total costs of the film, will affect the relationship of film costs to film revenues.

   The Company engages in the commercial production business through its wholly-owned subsidiary, First Light, and through American Artists' 49% ownership interest in Diversity. The Company's commercial production services are performed by the Commercial Companies under short-term (typically less than two months) agreements. The Commercial Companies generally use fixed fee agreements. Revenues and costs will therefore vary based on the number of production assignments obtained and completed in any particular period, and the profitability of the individual assignments. The number of production assignments obtained in any particular period will be influenced by both the overall level of commercial production activity in the markets in which the Commercial Companies operate, and their success in competitive biddings, and can therefore fluctuate significantly. Overall commercial production activities are influenced by, among other things, the general economic trends that effect the advertising plans and expenditures of commercial and not-for-profit industries and enterprises in the Commercial Companies' geographic markets. Such general economic trends and conditions can neither be controlled, nor predicted by the Company. The Commercial Companies' success in competitive biddings will depend on the potential customer's assessment, relative to other bidders, of the production, talent and capabilities offered by the Company and the quoted fee.

   In anticipation of the Merger, in September 1996, Old American Artists and the other stockholder of Diversity entered into an agreement concerning the size and composition of Diversity's board of directors. See "Item 12 - Certain Relationships and Related Transactions." Therefore, effective August 1, 1996, the Company consolidated the accounts of Diversity in its consolidated financial statements, as a result of which the consolidated financial statements in fiscal 1997 lack comparability in certain respects to those for fiscal 1996.

   The consolidated financial statements for fiscal 1996 included elsewhere herein reflect the investment in Diversity accounted for using the equity method of accounting, under which the Company's interest in Diversity's operating results is presented as a single, separate line item in the consolidated statement of operations, and the Company's net investment in and advances to Diversity are presented as a single item in the consolidated balance sheet. Revenues, as reflected in the consolidated statement of operations, do not include the revenues of Diversity. Financial information for Diversity is presented separately in Note 1 of the Notes to the Consolidated Financial Statements.

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

   The future results of the Company's television specials is, and the planned production of feature films will be, subject to a substantial degree of risk. Each project is an individual artistic work, and its commercial success is primarily determined by the reactions of distributors and the general public, each of which is unpredictable. Historically, many feature films do not generate a net profit or a return on investment, and there is a substantial degree of risk that the production and exploitation of a film by the Company would not allow a recovery of the costs incurred by the Company in its production. Additionally, as discussed elsewhere herein, the Company will be required to raise significant capital to pursue the production of the films it is presently developing, either through the sale of revenue interests in the films, the pre-production sale of distribution rights, or the sale of equity or debt securities by the Company. There can be no assurance that the Company will be able to raise the necessary funds to pursue the production of these films, which creates an additional uncertainty.

   In the commercial production of commercials and other properties by the Commercial Companies, the Company competes in an industry that is highly fragmented, and the result of the operations of the Commercial Companies will vary depending on the number of production assignments obtained. The number of production assignments the Commercial Companies obtain is affected by various factors discussed above.

   RESULTS OF OPERATIONS

   YEAR ENDED JULY 31, 1997 COMPARED TO YEAR ENDED JULY 31, 1996

   Revenues for the year ended July 31, 1997 ("fiscal 1997") increased as compared to revenues for the year ended July 31, 1996 ("fiscal 1996") as a result of an increase in both commercial production and film revenues and the consolidation of Diversity.

   Revenues for fiscal 1997 were $3,890,592 which represented a $2,178,953 or 127.3% increase over revenues of $1,711,639 for fiscal 1996. However, revenues for Diversity, which was accounted for on the equity basis during fiscal 1996, and therefore not included in consolidated revenues, were $777,309 for fiscal 1996. As discussed in Note 1 of the Consolidated Financial Statements, beginning in fiscal 1997 the Company consolidated the accounts of Diversity.

   Commercial production revenues for the year ended July 31, 1997 increased by $1,780,011 or 105.3% to $3,469,655 from $1,689,644 for the year ended July 31,
1996, due to an increase in the average size of awarded commercial production, which more than offset a decrease in the number of commercial production projects performed, and the inclusion of Diversity's revenues in fiscal 1997. In fiscal 1997 the number of commercials productions decreased to 22 from 41 in fiscal 1996. Adjusted to include Diversity's revenues in the earlier period, commercial production revenues increased by $1,002,702 or 40.6%.

   Commercial production costs, as a percentage of related revenues, were 76.6% for the year ended July 31, 1997 as compared to 78.8% for the year ended July 31, 1996. This decrease in commercial production costs, relative to revenues, was primarily the result of an increase in the average size of awarded commercial production contracts and resulting increased levels of gross profit. Gross profits for commercial production were $813,591 and $359,040 for fiscal 1997 and 1996, respectively.

   Film revenues for the year ended July 31, 1997 were $420,937 which represented a $398,942 or 1,813.8% increase from film revenues of $21,995 for the year ended July 31, 1996. This increase in film revenues was primarily the result of the recognition of film revenues related to the release in March 1997 of the cable television special, "Fire From The Sky", which was co-produced by the Company. The Company did not release any films in fiscal 1996 and therefore had no significant film revenues in that year.

   Film cost amortization for the year ended July 31, 1997 was $362,214 and represented an increase of $346,251 from film cost amortization of $15,963 for the year ended July 31, 1996. This increase in film cost amortization is related to the release, in March 1997, of the Company's co-produced cable television special.

   Selling, general and administrative ("SG&A") expenses decreased $3,814 to $1,347,413 for the year ended July 31, 1997 from $1,351,227 for the year ended July 31, 1996. Adjusted for the inclusion of Diversity in fiscal 1996, SG&A expenses for fiscal 1997 decreased by $326,639. These decreases were primarily the result of efforts by the Company to reduce expenses, in relation to fiscal 1996, in all expense categories, focusing primarily on the areas of professional services, marketing and financing activities.

   Interest expense increased to $15,746 for fiscal 1997 from $6,777 for the year ended July 31, 1996. This increase was the result of an increase in outstanding debt during the year ended July 31, 1997.

   Other expense increased by $90,000 for the year ended July 31, 1997 and resulted from an accrual for the settlement by the parties of a dispute discussed in Note 6 to the consolidated financial statements.

   As a result of the foregoing factors the Company incurred a net loss of $580,845 for the year ended July 31, 1997 as compared to a net loss of $1,186,938 for the year ended July 31, 1996.

   The Company has provided a 100% valuation allowance against deferred tax assets associated with its net operating loss carryforwards as management has concluded that it is not "more likely than not" that the benefit of deferred tax assets will be realized.

   LIQUIDITY AND CAPITAL RESOURCES

   The Company's strategic goal is to finance its operating (i.e. selling, general and administrative) expenses from the gross profits generated by its television film and commercial production operations while utilizing equity financing, pre-production license revenues, and co-producer contributions to finance the production of feature films. Using this strategy, the Company seeks to reduce or eliminate the burden of significant operating losses and negative cash flows, while retaining the potential for significant profits and positive cash flows from highly successful feature films. The success of such a strategy is, however, dependent on the Company's ability to control operating expenses, to obtain sufficient, and sufficiently profitable, commercial production contracts and to produce profitable television film projects.

   Operating cash flows were a negative $763,426 for the year ended July 31, 1997 primarily the result of a $565,099 shortfall in the coverage of SG&A and other expenses by television film and commercial production profits. The operating cash flow shortfall was financed with funds obtained from new debt and equity financing.

   Operating cash flows were a negative $1,074,135 for the year ended July 31, 1996, due to a $986,155 shortfall in the coverage of SG&A expenses by television film and commercial productions profits. This operating cash flow shortfall was primarily financed from equity investments.

   Operating cash flows for the year ended July 31, 1997 were also affected by a net increase in accounts receivables, in excess of an increase in accounts payable, amounting to $228,301 at July 31, 1997. The net accumulation of accounts receivable at July 31, 1997 was a direct result of an increase in commercial contract production revenues in the fourth quarter of fiscal 1997 as compared to the fourth quarter of fiscal 1996. Commercial contract production revenues were $1,370,728 for the fourth quarter of fiscal 1997 as compared to $749,738 for the fourth quarter of fiscal 1996. Accounts receivable were $508,837 at July 31, 1997 and aggregate accounts receivable collections amounted to $422,001 in August and September 1997.

   The Company had film cost additions of $380,249 in fiscal 1997, of which $362,214 related to cost incurred in the co-production of "Fire From The Sky." This cable television special was released in fiscal 1997 and these costs were fully amortized during the year ended July 31, 1997.

   Cash provided by financing activities amounted to $804,152 for the year ended July 31, 1997 as compared to $951,938 for the year ended July 31, 1996. During fiscal 1997, the Company raised $410,000 from the private placement of its Class A common stock and raised $535,000 (partially offset by $140,848 in repayments) in borrowings under notes payable, including $235,000 advanced from related parties and $300,000 advanced from lenders which are guaranteed by shareholders and/or board members.

   The Company's negative operating cash flows have, as previously stated, generally been caused by a shortfall in the coverage of SG&A by television film and commercial production profits. Such shortfalls in the coverage of SG&A by television film and commercial production profits will cause the Company's liquidity to be constrained until television film and commercial production revenues, and the resulting profits, increase. The use of equity or debt financing will continue to be necessary until television film and commercial production profits are sufficient to cover SG&A expenses, which cannot be assured.

   The Company's operating cash flows were positively affected in the fourth quarter of fiscal 1997 and have been positively affected in the first quarter of fiscal 1998 by increases in commercial production revenues. Revenues for the fourth quarter of fiscal 1997 amounted to $1,370,728 and awarded commercial contract production amounted to approximately $1,500,000 for the first quarter of fiscal 1998. Awarded commercial contract production for the first quarter of fiscal 1998 is not necessarily indicative of future results for the year ending July 31, 1998.

   Notes payable and notes payable/related parties aggregating $465,593 will mature during fiscal 1998, resulting in a significant demand upon the Company's operating cash flows. If operating cash flows are unavailable to repay these notes, the Company will attempt to either negotiate an extension of the due dates for these notes or attempt to raise additional funds through new equity financing. Additionally, the Company is currently considering asset based financing as a means of addressing short-term cash flow requirements. In October 1997 the Company received a non-binding commitment letter from a financing institution for the establishment of an asset based line of credit not to exceed $1,000,000. There can be no assurance that such a line of credit will be established nor that the terms offered will be acceptable to the Company.

   In August 1997, the Company issued 36,364 shares of Class A common stock for an aggregate price of $100,000 to a member of the board of directors. In connection with this transaction, the Company also issued a warrant for the purchase 37,000 shares of Class A common stock at $2.80 per share, exercisable through June 2000.

   The Company has had discussions concerning additional private placements of its debt or equity securities, and as a result thereof, believes that there will be available sufficient capital to finance its business plans for fiscal 1998. However, there can be no assurances that any such debt or equity financing will be available to the Company, or if available, that such financing would be available on terms considered acceptable to the Company. The inability to obtain such equity or debt financing as needed would require the Company to have to materially reduce the scope of its operations.

   RECENT ACCOUNTING PRONOUNCEMENTS

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128, which is effective for periods ending after December 15, 1997, revises the manner in which earnings per share is calculated and requires the restatement, when first applied, of prior period earnings per share data. The Company will initially apply SFAS No. 128 in the first quarter of fiscal 1998. Upon the adoption of SFAS No. 128, the Company will restate previously reported earnings per share data. The Company has not yet determined what effect, if any, the restatement will have on previously reported data.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

   SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), which supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the manner in which public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

   SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

ITEM 7.  FINANCIAL STATEMENTS

   See index to financial statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not Applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The executive officers and directors of the Company are as follows:

   NAME                        AGE  POSITION
   ----                        ---  --------
   Steven D. Brown (1) (2)      50  Director, Chairman of the Board, Chief
                                    Executive Officer

   Rex Hauck (2)                46  Director, Co-President

   Vivian W. Jones (1)          45  Director, Co-President

   Robert A. Martinez           34  Vice President - Finance, Chief Financial
                                    Officer and Treasurer

   J. Eric Van Atta             33  Vice President, Secretary

   John Boyd                    61  Director

   Malcolm C. Davenport, V      45  Director

   Dan W. Holloway              75  Director

   Norman J. Hoskin             63  Director

   Ben Noble                    45  Director

   Glen C. Warren (1)           65  Director

(1)  Member of the Executive Committee of the board of directors
(2)  Member of the Stock Option Committee of the board of directors

   STEVEN D. BROWN - Mr. Brown founded the Company in July 1991 with Mr. Hauck and has served as Chairman of the Board since July 1997, as Co-Chairman of the Board from July 1994 through July 1997 and as Chief Executive Officer since the Company's inception.

   REX HAUCK - Mr. Hauck founded the Company in July 1991 with Mr. Brown. He served as Executive Vice President from the inception of the Company until July 1994, when he was elected Co-Chairman of the Board, which position he held from July 1994 until July 1997, and Co-President.

   VIVIAN W. JONES - Ms. Jones, who has been involved in the film industry for 19 years, founded First Light Entertainment Corporation ("First Light"), originally Current Corporation, in 1993 to purchase certain assets of Jayan House, Ltd., a commercial production company, where she had been employed as General Manager and Executive Producer since 1990. She has been president of First Light since its founding and, since First Light's acquisition by the Company in 1993, Co-president of the Company as well.

   ROBERT A. MARTINEZ - Mr. Martinez joined the Company as Vice President-Finance in December 1995 after nine years with the accounting firm of BDO Seidman, LLP. Mr. Martinez became Treasurer in April 1996 and also assumed the responsibilities of Chief Financial Officer in January 1997.

   J. ERIC VAN ATTA - Mr. Van Atta has served as Vice President and Secretary of the Company since its inception in July 1991.

   JOHN BOYD, a private investor, was a physician on the staff of Southwest Regional Medical Clinic from 1969 to January 1996 and President of Boyd Medical Center in McComb, Mississippi, from 1965 to December 1995. Dr. Boyd became a director of the Company in July 1991.

   MALCOLM C. DAVENPORT, V, has practiced law in West Point, Georgia, since October 1993, originally as a sole practitioner and since 1996 as a partner in the firm of Coulter & Davenport. Mr. Davenport previously practiced law in Dalton, Georgia, as a sole practitioner from 1984 to 1991 and as a partner in Ponder & Davenport, P.C., from 1991 to 1993. He is currently a director of ITC DeltaCom, Inc. a communications holding company, and a director and secretary of Spintek Gaming Technologies, Inc., a gaming technology manufacturer and licensor. Mr. Davenport became a director of the Company in July 1994.

   DAN W. HOLLOWAY, is a physician in private practice in Las Vegas, Nevada and has been affiliated, as a resident physician, with Desert Springs Hospital since 1982. Dr. Holloway has also served as Chairman of the Department of Family Practice at Desert Springs Hospital since 1993. Dr. Holloway became a director of the Company in September 1996.

   NORMAN J. HOSKIN, has been Chairman of the Board of Directors of Atlantic International Capital, Inc. since July 1994. He was previously Chairman of Atlantic Capital Group, Ltd., a venture capital advisory service, from 1986. Mr. Hoskin is a director of Aquacare Systems, Inc., a producer of water purification equipment, Consolidated Technologies Corp., a diversified manufacturing company, COTG Technologies Group, Inc., a technology company, Trans Global Services, Inc., a telephone and internet communications company and Sequential Information Systems, Inc., a high-tech aircraft equipment company. Mr. Hoskin became a director of the Company in September 1996. Mr. Hoskin has also served as chairman and director of Tapistron International, Inc., a textile equipment company.

   BEN E. NOBLE, is a private investor and has been president and chairman of The Noble Group, Inc., a management, investment and consulting firm, since 1989. Mr. Noble became a director of the Company in March 1997.

   GLEN C. WARREN, has served as Chairman of the Board of River Oaks Hospital in Jackson, Mississippi, since 1988, President of Mississippi Diagnostic Imaging Center, Ltd., since 1986 and as a clinical professor of neurological surgery at the University of Mississippi School of Medicine since 1972. Dr. Warren became a director of the Company in July 1994.

   Each of the Company's directors is elected at the annual meeting of stockholders and serves until the next annual meeting or until his successor has been elected and qualified. Holders of Class A common stock and Class B common stock, respectively, can elect a number of members of the board of directors proportionate to the percentage which shares of the respective classes constitute of the total outstanding shares of both classes, except that holders of Class B shares in any event elect at least a majority of the directors. Vacancies in the board of directors are filled by a majority vote of the remaining members of the board of directors who were elected by the same class of shareholders. Currently, there are no standing compensation arrangements for non-executive board of director members. Executive officers of the Company are elected by and serve at the discretion of the board of directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

   Based solely on a review of the Forms 3 and 4 furnished to the Company, the Company believes that all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that: 1) Malcolm C. Davenport V, a director, failed to timely file Form 4 in relation to one transaction, 2) Ben E. Noble, a director, failed to timely file Form 3 in relation to one transaction, 3) Dr. Glen C. Warren, a director, failed to timely file Form 4 in relation to one transaction, 4) Robert A. Martinez, an officer, failed to timely file Form 4 in relation to two transactions, and 5) J. Eric Van Atta, an officer, failed to timely file Form 4 in relation to two transactions. These Forms 3 and 4 were filed with the Securities and Exchange Commission prior to October 24, 1997.

   The Company, which first became subject to Section 16(a) reporting requirements in September 1996, has now initiated a reporting compliance program that will substantially eliminate the possibility of inadvertent reporting oversights in the future.

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

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

   The following table furnishes compensation information for the year ended July 31, 1997, for the chief executive officer; no other executive officers earned more than $100,000 during the year ended July 31, 1997. During fiscal 1997 the Company's chief executive officer did not receive, and as of July 31, 1997 did not hold any stock options or SARs which have been granted in connection with his service to the Company in any capacity.

                           SUMMARY COMPENSATION TABLE

                                           ANNUAL COMPENSATION
                              -----------------------------------------
NAME AND                      FISCAL  OTHER ANNUAL
PRINCIPAL POSITION             YEAR      SALARY     BONUS  COMPENSATION
----------------------------  ------  ------------  -----  ------------

Steven D. Brown                 1997      $ 99,360    -0-           -0-
Chairman of the Board           1996       104,040    -0-           -0-
Chief Executive Officer         1995        94,500    -0-           -0-

STOCK OPTION PLAN

   In May 1996 the Company adopted its 1996 Stock Option Plan (the "Stock Option Plan"). The purpose of the Stock Option Plan is to encourage growth in shareholder value by providing financial incentives to selected members of its board of directors, employees, consultants and advisors who are in positions to make significant contributions toward that success. The aggregate number of shares reserved for issuance under the Stock Option Plan is 2,500,000 shares. Options granted under the Stock Option Plan can be either (i) options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or (ii) non-qualified stock options. The Stock Option Plan permits the grant of stock appreciation rights in connection with the grant of stock options. The Stock Option Plan is administered by a stock option committee of the board of directors, consisting of Messrs. Brown and Hauck. The stock option committee has the authority to determine exercise prices applicable to the options, the eligible directors, employees, consultants and advisers to whom options may be granted, the number of shares and class of common stock subject to each option, and the extent to which options may be exercisable. The stock option committee is empowered to interpret the Stock Option Plan and to prescribe, amend and rescind the rules and regulations pertaining to the Stock Option Plan. No option is transferable by the optionee other than by will or the laws of descent and distribution, and each option is exercisable during the lifetime of the optionee only by such optionee.

   No incentive stock option granted under the Stock Option Plan may be granted at a price less than the fair market value of the underlying common stock on the date of grant (or less than 110% of fair market value in the case of holders of 10% or more of the total combined voting power of all classes of stock). Non-qualified stock options may be granted at the exercise price established by the stock option committee, which may not be less than the fair market value of the common stock on the date of grant.

   Each option granted under the Stock Option Plan is exercisable for a period not to exceed ten years from the date of grant (or five years in the case of a holder of more than 10% of the total combined power of all classes of stock) and shall lapse upon expiration of such period, or earlier upon termination of the recipient's employment with the Company or as determined by the stock option committee.

   Pursuant to the Merger Agreement, options to purchase 2,251,200 shares of the Company's Class B common stock were issued under the Stock Option Plan to replace options previously granted by Old American Artists (under a comparable stock option plan) and then outstanding, to purchase shares of Old American Artists' common stock. No shares of common stock have been issued upon exercise of options granted under the Stock Option Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table shows beneficial ownership of capital stock of the Company at October 29, 1997, for the directors and officers of the Company, and for each beneficial owner of 5% or more of either class of the Company's common stock.

                                      SHARES OF CLASS A               SHARES OF CLASS B
                                     --------------------         --------------------------
                                        COMMON STOCK                    COMMON STOCK
                                     --------------------         --------------------------
NAME                                 NUMBER   % OF CLASS*          NUMBER        % OF CLASS*
----                                 ------   -----------         ---------      -----------
Steven D. Brown (1)(7)                 100           -             1,256,127         22.83%

Rex Hauck (1)(2)(7)                    300           -             1,311,029         23.83%

Vivian W. Jones (1)(3)(7)              600           -             1,318,350         20.66%

Robert A. Martinez (1)(4)                -           -                25,586             -

J. Eric Van Atta (1)(5)              2,767           -               160,057          2.85%

John W. Boyd (1)(6)                 15,400        1.60%              385,906          6.96%

Malcolm C. Davenport, V(1)(9)       41,866        4.48%              142,730          2.59%

Norman J. Hoskin (1)                     -           -                     -             -

Dan Holloway (1)                     2,667           -                35,172             -

Ben E. Noble(1)(10)                113,332       11.49%                    -             -

Glen C. Warren (1)(7)(8)            88,564        9.18%              491,945          8.67%

Douglas J. Bates                   117,020       12.82%                    -             -
 244 B Greenwood Drive
 Ballwin, Missouri 63011

Alan G. Johnson                    125,720       13.77%                    -             -
 325 Highway DD
 Defiance, Missouri 63341

Australian Advisors Corp.          300,000       32.86%                    -             -
 Bay & Deveaux St. 2nd Fl.
 P.O. Box N-1000
 Nassau, Bahamas

All Officers and Directors as a
Group (11 persons)                 265,596       24.71%            5,126,902         75.49%

    *   Any percentages under one percent (1%) are not shown.

   (1) The address for the officers and directors is the corporate office of the Company located at 1245 Fowler St., N.W., Atlanta, Georgia 30318.

   (2) Includes 11,524 shares of Class B common stock and 200 shares of Class A common stock owned by Mr. Hauck's minor children, as to which Mr. Hauck disclaims beneficial ownership.

   (3) Includes 879,300 shares of Class B common stock subject to purchase under currently exercisable options. Also includes 14,555 shares of Class B common stock and 100 shares of Class A common stock owned by Ms. Jones' minor son, as to which Ms. Jones disclaims beneficial ownership, and 72,875 shares of Class B common stock and 400 shares of Class A common stock transferred by Ms. Jones to other relatives, which shares continue to be subject to the voting agreement between Messrs. Brown, Hauck, Warren and Ms. Jones. See Note (7) below.

   (4) Includes 25,586 shares of Class B common stock subject to purchase under currently exercisable options.

   (5) Includes 122,054 shares of Class B common stock subject to purchase under currently exercisable options.

   (6) Includes 43,965 shares of Class B common stock subject to purchase under currently exercisable options and 15,000 shares of Class A common stock subject to purchase under currently exercisable warrants. Also includes 2,245 shares of Class B common stock and 100 shares of Class A common stock owned by Mr. Boyd's spouse, as to which Mr. Boyd disclaims beneficial ownership.

   (7) Under an agreement (the "Voting Agreement") dated April 1996 Messrs. Brown, Hauck and Warren and Ms. Jones agreed to vote all their shares of common stock of the Company ("Committed Shares") as a block in accordance with the majority vote (by shares) among themselves. The Voting Agreement will remain in effect until April 2001, unless sooner terminated by a written agreement executed by shareholders holding of record a majority of the Committed Shares then subject to the Agreement.

   (8) Includes 171,310 shares of Class B common stock subject to purchase under currently exercisable warrants and options and 52,000 shares of Class A common stock subject to purchase under currently exercisable warrants. Also includes 12,315 shares of Class B common and 100 shares of Class A common stock owned by Dr. Warren's wife, as to which Dr. Warren disclaims beneficial ownership.

   (9) Includes 87,830 shares of Class B common stock and 20,100 shares of Class A common stock, held by Mr. Davenport as trustee of a family trust. Also includes 11,724 shares of Class B common stock subject to purchase under currently exercisable options and 21,666 shares of Class A common stock subject to purchase under currently exercisable warrants.

   (10) Includes 73,332 shares of Class A common stock subject to purchase under currently exercisable warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Pursuant to an agreement dated August 31, 1993, and restructured November 3, 1995, the Company acquired all of the outstanding stock of Current Corporation (later renamed First Light Entertainment Corporation) from Ms. Jones in exchange for 439,650 shares of Class B common stock and an option to purchase up to

879,300 additional shares of Class B common stock on or before September 1, 2003, at a price of $0.85 per share. Ms. Jones' options became exercisable in three annual increments of 293,100 shares each, the last of which vested September 1, 1996. Current Corporation, organized by Ms. Jones in August 1993, had acquired certain assets of Jayan House, Ltd., a commercial production business with which she had been employed, in exchange for its 4.37% note, $100,000 principal amount, payable in 20 equal quarterly installments of principal and interest commencing November 1993.

   From December 1993 through July 1997, Dr. Glen Warren purchased 86,205 shares of Class B common stock at an aggregate price of $125,000 ($1.45 per share). In connection with certain of these purchases, Dr. Warren also received warrants for the purchase of 25,862 shares of Class B common stock at a price, to be determined by the related agreement, between $2.56 and $3.41. These warrants are exercisable through June 1998.

   In July 1993, Dr. Glen Warren and Dr. John Boyd personally secured a $100,000 revolving bank line of credit for the benefit of the Company. In September 1994, the revolving line of credit was replaced by a note which the Company repaid in monthly installments. This note was paid in full in fiscal 1997.

   In June 1994, the Company purchased a 49% interest in Diversity Filmworks, Inc., a newly incorporated corporation, consisting of 490 shares of common stock, for a purchase price of $245. The owner of the other 51% is Tyrone C. Johnson. In September 1996, the Company and Mr. Johnson entered into a stockholder agreement pursuant to which the size of Diversity's board of directors was set at five, of which three will be individuals designated by the Company.

   In November 1995, the Company granted Dr. Glen Warren an option to purchase 117,240 shares of Class B common stock at $1.45 per share, exercisable through June 1999.

   From December 1993 to July 1997, the Company made seven loans totaling $70,844 to Steven D. Brown, each of which was represented by an unsecured promissory note due December 1998, with accumulated interest of 7% per annum.

   From December 1993 to July 1997, the Company made five loans totaling $54,767 to Rex Hauck, each of which was represented by an unsecured promissory note due December 1998, with accumulated interest of 7% per annum.

   From December 1993 to July 1997, the Company made four loans totaling $87,600 to Vivian Jones, each of which was represented by an unsecured promissory note due December 1998, with accumulated interest of 7% per annum. Ms. Jones repaid $23,000 against these notes in October 1996.

   In April 1996 Messrs. Brown and Hauck, Dr. Warren and Ms. Jones entered an agreement under which they agreed to vote all their shares of Class A and Class B common stock as a block in accordance the majority vote (by shares) among themselves. By reason of their corporate offices, share ownership and voting agreements they may be deemed "controlling persons" of the Company.

   In May 1996, the Company agreed to issue to Dr. Glen Warren options, exercisable through June 2000, for the purchase of 28,208 shares of Class B common stock, at $1.71 per share, contingent upon Dr. Warren arranging for the Company a three month $75,000 line of credit. The line of credit was arranged in July 1996. The line of credit was converted at its expiration into a six month unsecured note due in May 1997 with a per annum interest rate of 8.75%. The due date of the note was subsequently extended to November 1997. Dr. Warren is the co-signer on the note.

   The Company's original agreement dated May 16, 1995, as amended, with Atlantic International Capital, Ltd., ("AIC"), of which Norman Hoskin is an officer and stockholder, was terminated by mutual consent on September 27, 1996. The Company then entered a new agreement retaining AIC, effective October 1, 1996, (i) to advise and offer counsel concerning communications and relations with investors and with market makers in the common stock of the Company, and
(ii) to provide other business advice and counsel. This agreement was terminated, by mutual consent of both parties, on October 31, 1996.

   In October 1996, Dr. Glen Warren and Malcolm C. Davenport, V each loaned $25,000 to the Company for use as working capital and to fund operating losses. The loans are due upon demand by the respective holders, but no later than August 1997, and bear interest at the prime rate plus 1%. As consideration, the Company issued each of the lenders an option to purchase up to 9,403 of Class B common stock at $1.71 per share at any time through June 2000. The Company re-paid $25,000 of these loans in June 1997; the remaining loan's fixed due date was extended to August 1, 1998.

   In a private placement completed in May 1997, several directors of the Company subscribed as follows for units consisting of 10,000 shares of Class A common stock and a warrant, exercisable through June 2000, to purchase 3,333 shares of Class A common stock at a price of $3.00 per share: Mr. Loveless, one unit for $25,000; Mr. Noble, four units for $100,000; and Mr. Davenport, two units for $50,000 (including one unit as trustee of the Malcolm C. Davenport Trust).

   In April 1997, Dr. Glen Warren made a short-term advance, without interest, of $30,000 to the Company for a period of eight days.

   In June 1997, Dr. Glen Warren loaned the Company $30,000. This demand loan, as amended, bore interest at the prime rate plus 1% and was due on demand, but no later than August 1, 1998. The Company settled this loan in August 1997.

   In July 1997 certain directors of the Company guaranteed revolving lines of credit, or extended personal revolving lines of credit to the Company in the following principal amounts; Messrs. Boyd, Davenport and Dr. Warren, $75,000 each; Mr. Noble, $100,000. The lines of credit bear interest on loan balances outstanding at the prime rate plus 1% and are due July 1998. As consideration, in October 1997 the Company issued each member of the group warrants for the purchase of 5,000 shares of Class A common stock at $4.58 per share, exercisable through June 2000, in respect of each $25,000 of revolving line of credit guaranteed or provided.

   In August 1997, Glen C. Warren purchased 36,364 shares of Class A common stock for a an aggregate price of $100,000. In connection with this purchase Dr. Warren also received a warrant to purchase 37,000 shares of Class A common stock at $2.80 per share, exercisable through June 2000.

   In August 1997, Messrs.. Boyd, Davenport, Noble and Dr. Warren, participated in the organization of Video Communications Network, LLC, a 83.3% owned subsidiary of the Company that has not yet commenced operations. In exchange for nominal consideration, this group received 666 Ordinary LLC shares of VCN, representing 6.7% of the outstanding Ordinary and Deferred LLC shares.

   In October 1997, Ben E. Noble received warrants to purchase 40,000 shares of Class A common stock at a purchase price of $4.58 per share, exercisable through June 2000, in consideration of his having agreed to join the board of directors.

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

10.23* License Agreement, dated as of April 30, 1996, between American Artists and Turner Original Productions, Inc., regarding Angels I and Angels II
10.24* Development Agreement, dated June 14, 1996, between American Artists and Turner Original Productions, Inc.
10.25*  Articles of Incorporation of Millennium Group, L.L.C.
10.26*  Operating Agreement of Millennium Group, L.L.C.
10.27*  Articles of Organization of Death and Taxes Film Company, L.L.C.
10.28* Form of Operating Agreement of Death and Taxes Film Company, L.L.C. 10.29* Articles of Incorporation of First Light Entertainment Corporation 10.30* Bylaws of First Light Entertainment Corporation
10.31*  Articles of Incorporation of Diversity Film Works, Inc.
10.32*  Bylaws of Diversity Film Works, Inc.
10.33*  Unsecured Promissory Note dated July 17, 1996 issued to Deposit
        Guaranty National Bank
10.34*  Agreement with Liberty Transfer Co.
10.35*  Voting Agreement between American Artists Film Corporation and Tyrone
        C. Johnson
10.36*  Lease Agreement, dated August 15, 1996, between
        Kee Joint Venture and First Light Entertainment Corporation
10.37* Promissory Note, dated November 21, 1996, made by American Artists Film Corporation and co-signed by Glen C. Warren, to be paid to the order of Deposit Guaranty National Bank
10.38*  Financial Consulting Agreement, dated May 16, 1995, between
        Atlantic International Capital, Ltd. and American Artists, as amended by letter agreements dated May 1, 1996 and September 27, 1996
10.39*  Overhead Allocation Agreement between American Artists Film
        Corporation and Diversity Filmworks, Inc. , dated July 31, 1996
10.40* Production Agreement, dated October 11, 1996, between American Artists and Turner Original Productions, Inc.
10.41* Common Stock Investment Agreement, dated February 24, 1992, and the Agreement dated February 24, 1992, between American Artists and Icon International, Inc., as extended by letter agreements dated August 21, 1995 and December 10, 1996
10.42 Amendment, dated October 15, 1997, to Distribution Agreement, dated July 26, 1994, as revised October 10, 1994, between Alfred Haber Distribution, Inc. and American Artists (Amendment of Exhibit 10.16)
10.43   Termination Letter to Liberty Transfer Company
10.44 Amendment to Production Agreement, dated October 11, 1996, between American Artists and Turner Original Productions, Inc. (Amendment to
        Exhibit 10.40)
10.45 Common Stock Investment Agreement, dated February 24, 1992, and the Agreement dated February 24, 1992, between American Artists and Icon International, Inc., as extended by letter agreements dated August 21, 1995 and December 10, 1996 and October 20, 1997
10.46   Agreement with Continental Stock Transfer & Trust Company dated
        November 6, 1996.
10.47 Promissory Note, dated May 20, 1997, made by Glen C. Warren, to be paid to the order of Deposit Guaranty National Bank
10.48 Settlement Agreement and Release, dated May 29, 1997, by and between Greystone Communications, Inc. and American Artists Film Corporation
10.49 Letter of Agreement by and between Desmond Towey & Associates and American Artists Film Corporation dated June 18, 1997
10.50 Promissory Note, dated July 17, 1997, made by Glen C. Warren, John W. Boyd, and Malcolm C. Davenport, to be paid to the order of First Bank of Childersburg
10.51   Production Agreement between King Arthur Productions, LLC and
        American Artists Film Corporation
10.52   Subscription Agreement and Stock Purchase Agreement both dated
        September 3, 1997 for Glen C. Warren
10.53   Agreement between Marion Woodman and American Artists Film
        Corporation dated September 17, 1997

10.54 Agreement between The Episcopal Media Center and American Artists Film Corporation dated September 18, 1997
10.55 Agreement between Robert Johnson and American Artists Film Corporation dated September 25, 1997
10.56 Agreement between Georgia Public Television and American Artists Film Corporation
10.57 Unsecured Promissory Note, dated as of October 2, 1996, issued to Malcolm C. Davenport
10.58 Unsecured Promissory Note, dated as of October 3, 1996 issued to Glen C. Warren
10.59 Unsecured Promissory Note, dated as of October 10, 1996, issued to Martin Howard
10.60 Unsecured Promissory Note, dated as of June 3, 1997, issued to Glen C. Warren
10.61 Letter of Agreement, dated July 17, 1997, by and between American Artists Film Corporation and Ben Noble for an unsecured revolving line of credit
10.62 Amendment to Promissory Note, dated as of July 31, 1997, issued to Glen C. Warren (Amendment of Exhibit 10.58)
10.63 Amendment to Promissory Note, dated as of July 31, 1997, issued to Glen C. Warren (Amendment of Exhibit 10.60)
10.64 Termination Letter, dated October 31, 1996, to Atlantic International Capital, Ltd.
27.1    American Artists Film Corporation Financial Data Schedule
------------------------------------

 *  Certain of the exhibits to this Report, indicated by an asterisk, are
incorporated by reference to other documents   on file with the Securities and
Exchange Commission with which they were physically filed, to be part of hereof as of their respective dates. Documents to which reference is made are as follows:

(1) Registration Statement on Form SB-2 (File No. 33-97196C) of Setab Alpha, Inc., filed on September 16, 1996.

(2) Registration Statement on Form S-4 (File No. 333-4159) of Setab Alpha, Inc., filed September 16, 1996.

(3) Annual Report on Form 10-KSB (File No. 000-20759) of American Artists Film Corporation for the year ended July 31, 1996.


(B)  REPORTS ON FORM 8-K.

   No reports on form 8-K have been filed by the Company during the quarter ended July 31, 1997.

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 7, 1997
                                  AMERICAN ARTISTS FILM CORPORATION



                                  By:  /s/ Steven D. Brown
                                      -----------------------------------
                                       Steven D. Brown
                                       Chief Executive Officer and
                                        Chairman of the Board


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rex Hauck                Director and Co-President        November 7, 1997
---------------------------
Rex Hauck

/s/ Vivian W. Jones          Director and Co-President        November 7, 1997
---------------------------
Vivian W. Jones

/s/ Robert A. Martinez       Vice President/Finance, Chief    November 7, 1997
---------------------------  Financial Officer and Treasurer
Robert A. Martinez

/s/ John W. Boyd             Director                         November 7, 1997
---------------------------
John W. Boyd

/s/ Malcolm C. Davenport, V  Director                         November 7, 1997
---------------------------
Malcolm C. Davenport, V

/s/ Dan W. Holloway          Director                         November 7, 1997
---------------------------
Dan W. Holloway

/s/ Norman J. Hoskin         Director                         November 7, 1997
---------------------------
Norman J. Hoskin

/s/ Ben E. Noble             Director                         November 7, 1997
---------------------------
Ben E. Noble

/s/ Glen C. Warren           Director                         November 7, 1997
-------------------------
Glen C. Warren

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS


      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS               F-2

      CONSOLIDATED BALANCE SHEETS                                      F-3

      CONSOLIDATED STATEMENTS OF OPERATIONS                            F-5

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                  F-6

      CONSOLIDATED STATEMENTS OF CASHFLOWS                             F-7

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       F-8

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
American Artists Film Corporation
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of American Artists Film Corporation and Subsidiaries as of July 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Artists Film Corporation and Subsidiaries as of July 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with generally accepted accounting principles.


                                        BDO SEIDMAN, LLP


Atlanta, Georgia
November 5, 1997

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                            July 31,
                                                         ------------------------------------------------
                                                                   1997                        1996
                                                         -------------------        ---------------------
ASSETS
CASH                                                             $    31,379                 $         -
ACCOUNTS RECEIVABLE                                                  508,837                      107,457
FILM COSTS, NET OF ACCUMULATED AMORTIZATION (NOTE 1)                 493,912                      475,877
PROPERTY AND EQUIPMENT, NET (NOTES 1 AND 2)                           41,193                       52,128
GOODWILL, NET OF ACCUMULATED AMORTIZATION (NOTE 1)                   117,429                      156,572
DEFERRED OFFERING COSTS (NOTE 1)                                           -                      105,000
ADVANCES TO OFFICERS (NOTE 1)                                        220,719                      217,247
OTHER (NOTE 1)                                                             -                          112
                                                         -------------------        ---------------------

                                                                 $ 1,413,469                  $ 1,114,393
                                                         ===================        =====================
                                              Se accompanying notes to consolidated financial statements.

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                    July 31,
                                                              ---------------------------------------------------
                                                                           1997                         1996
                                                              ----------------------        ---------------------
LIABILITIES
Accounts payable                                                             342,860                  $   169,781
Accrued expenses                                                              72,087                      112,115
Accrued accounting and legal                                                 193,510                      152,985
Accrued compensation and payroll taxes                                       108,703                      103,630
Deferred revenue                                                                   -                       11,867
Notes payable (Note 2)                                                       316,128                       76,976
Notes payable/related parties (Note 3)                                       155,000                            -
                                                              ----------------------        ---------------------
TOTAL LIABILITIES                                                          1,188,288                      627,354
                                                              ----------------------        ---------------------

MINORITY INTEREST (NOTE 1)                                                    50,000                       50,000

CONTINGENCIES

STOCKHOLDERS' EQUITY (NOTE 4)
Preferred stock - shares authorized 10,000,000;  none issued                       -                            -
Preferred stock, $.001 par - shares authorized  10,000,000;
 none issued                                                                       -                            -

Common Stock, $.001 par:
  Class A - shares authorized 20,000,000; issued and
   outstanding 876,620                                                           877                            -

  Class B - shares authorized 20,000,000; issued and
   outstanding 5,502,277                                                       5,502                            -

Common stock, par value $.05 per share - shares authorized
 30,000,000;  issued and outstanding none and 9,407,837                            -                      470,392

Additional paid-in capital                                                 2,908,117                    2,125,117
Unamortized advertising credits                                             (122,618)                    (122,618)
Accumulated deficit                                                       (2,616,697)                  (2,035,852)
                                                              ----------------------        ---------------------
TOTAL STOCKHOLDERS' EQUITY                                                   175,181                      437,039
                                                              ----------------------        ---------------------

                                                                           1,413,469                  $ 1,114,393
                                                              ----------------------        ---------------------


                     See accompanying notes to consolidated financial statements

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                Year Ended July 31,
                                                               ---------------------------------------------------
                                                                        1997                          1996
                                                               ----------------------         --------------------
REVENUES
Commercial production                                                      $3,469,655                  $ 1,689,644
Film revenues (Note 1)                                                        420,937                       21,995
                                                               ----------------------         --------------------

                                                                            3,890,592                    1,711,639
                                                               ----------------------         --------------------

COSTS AND EXPENSES
Cost of commercial production                                               2,656,064                    1,330,604
Film cost amortization                                                        362,214                       15,963
Selling, general and administrative                                         1,347,413                    1,351,227
                                                               ----------------------         --------------------

                                                                            4,365,691                    2,697,794
                                                               ----------------------         --------------------

LOSS FROM OPERATIONS                                                         (475,099)                    (986,155)

Interest expense                                                               15,746                        6,777
Other expense (Note 6)                                                         90,000                            -
Equity in net loss of
   Diversity Filmworks, Inc. (Note 1)                                               -                      194,006
                                                               ----------------------         --------------------

NET LOSS                                                                   $ (580,845)                 $(1,186,938)
                                                               ----------------------         --------------------

NET LOSS PER SHARE                                                              $(.09)                       $(.22)
                                                               ----------------------         --------------------
WEIGHTED AVERAGE COMMON
   SHARES AND EQUIVALENT SHARES
   OUTSTANDING (NOTE 1)                                                     6,172,977                    5,305,652
                                                               ----------------------         --------------------


                     See accompanying notes to consolidated financial statements

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                          Class A           Class B                                                                         Total
                       Common Stock      Common Stock          Common Stock     Additional   Unamortized   Accumulated     Stock-
                                                                                 Paid-In     advertising     Deficit       holders'
                      Shares   Amount   Shares    Amount    Shares     Amount    Capital       credits                     Equity
                    --------------------------------------------------------------------------------------------------------------
Balance - July 31,
1995                       -  $  -          -  $    -   8,368,220   $ 418,411    $1,221,397  $(122,618)  $  (848,914)  $   668,276

Issuances of common
stock                      -     -          -       -   1,039,617      51,981       903,720           -            -       955,701

Net loss                   -     -          -       -           -           -             -           -   (1,186,938)   (1,186,938)
                    ---------------------------------------------------------------------------------------------------------------
Balance - July 31,
1996                       -  $  -          -  $    -   9,407,837   $ 470,392    $2,125,117  $(122,618)  $(2,035,852)  $   437,039

Merger with Setab
Alpha, Inc.
accounted for as a
recapitalization
(Note 1):

Recapitalization
of  outstanding
common stock          12,600    13  5,502,277   5,502  (9,407,837)   (470,392)      464,877           -            -             -


Acquisition of net
assets of Setab
Alpha, Inc.          700,020   700          -       -           -           -          (700)          -            -             -


Offering costs             -     -          -       -           -           -      (105,000)          -            -      (105,000)

Issuances of common
stock (Note 4(b))    164,000   164          -       -           -           -       409,836           -            -       410,000

Award of stock
options (Note 4(a))        -     -          -       -           -           -        13,987           -            -        13,987

Net loss                   -     -          -       -           -           -             -           -     (580,845)     (580,845)
                    ---------------------------------------------------------------------------------------------------------------
Balance - July 31,
1997                 876,620  $877  5,502,277  $5,502           -           -    $2,908,117  $(122,618)  $(2,616,697)  $   175,181
                   ================================================================================================================

                                                                           See accompany notes to consolidated financial statements

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Year Ended July 31,
                                                                 -------------------------------------------------
                                                                         1997                         1996
                                                                 --------------------         --------------------
OPERATING ACTIVITIES
  Net loss                                                                   (580,845)                 $(1,186,938)
  Adjustments to reconcile net loss to cash used in operating activities:
     Film costs amortization                                                  362,214                       15,963
     Depreciation and amortization                                             59,425                       63,354
     Award of stock options                                                    13,987                            -
     Loss on disposition of assets                                                  -                        2,622
      Equity in net income of Diversity Filmworks, Inc.                             -                      194,006
      Changes in assets and liabilities:
         Accounts receivable                                                 (401,380)                      79,336
         Film costs additions                                                (380,249)                     (76,119)
         Other assets                                                          (3,360)                    (227,890)
         Accounts payable                                                     173,079                       (9,292)
         Accrued expenses                                                       5,570                      157,169
         Film revenues participations                                               -                      (41,910)
         Deferred revenue                                                     (11,867)                     (44,436)
                                                                 --------------------         --------------------
Cash used in operating activities                                            (763,426)                  (1,074,135)
INVESTING ACTIVITIES
  Capital expenditures                                                         (9,347)                           -
                                                                 --------------------         --------------------
FINANCING ACTIVITIES
  Repayment of notes payable                                                 (140,848)                     (53,763)
  Borrowings under notes payable                                              535,000                            -
  Issuances of common stock                                                   410,000                      955,701
  Minority interest                                                                 -                       50,000
                                                                 --------------------         --------------------
Cash provided by financing activities                                         804,152                      951,938
NET INCREASE (DECREASE) IN CASH                                                31,379                     (122,197)
CASH, beginning of year                                                             -                      122,197
                                                                 --------------------         --------------------
CASH, end of year                                                              31,379                            -
                                                                 ====================         ====================


                     See accompanying notes to consolidated financial statements

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

  American Artists Film Corporation ("American Artists," and together with its subsidiaries "AAFC Group"), directly and through its subsidiaries, engages in the development, production and exploitation of made-for-television and feature length motion pictures, and in the commercial contract productions of film products, principally television commercials. The Company classifies its operations in two business segments: (i) film development and production and
(ii) contract production. The Company's film development and production operations involve the granting of credit to film exhibitors and distributors. The Company's contract production operations involve the granting of credit to advertising agencies that represent clients in various industries.

  During fiscal 1997, the Company incurred developmental and organizational expenses for a new business segment focused on the development and operation of a network of Large Screen Video Display ("LSVD") units. This segment is in the developmental stages and has not generated revenues nor incurred a significant amount of expenses.

  The Company obtains its revenues from discrete project assignments obtained from various clients. Accordingly, while the fees from one or more clients may, in any one year, be significant as the result of the size of a project undertaken for that client, the Company is not dependent on any one client for a material amount of its revenues. During fiscal 1997, three of the Company's customers accounted for fees equal to 21.2%, 19.7% and 12.2% of consolidated revenues. During fiscal 1996, three of the Company's customers accounted for fees equal to 18.5%, 12.5% and 10.3% of consolidated revenues.

  The Company incurred net losses of $580,845 and $1,186,938 for the years ended July 31, 1997 and 1996. These losses have been historically funded through private placements of equity securities and loans made available by members of the board of directors, accordingly, the Company's continuing operations have been dependent upon such fundings. The Company anticipates that future net losses, if any, would be funded by these same means.

  The Company has had discussions concerning additional private placements of its debt or equity securities, and as a result thereof, believes that there will be available sufficient capital to finance its business plans for fiscal 1998. However, there can be no assurances that any such debt or equity financing will be available to the Company, or if available, that such financing would be available on terms considered acceptable to the Company. The inability to obtain such equity or debt financing as needed would require the Company to materially reduce the scope of its operations.

MERGER WITH SETAB ALPHA, INC.

  On October 7, 1996 the Company completed a merger (the "Merger") with Setab Alpha, Inc. ("Setab") whereby Setab acquired 100 percent of the outstanding common stock of American Artists Film Corporation ("Old American Artists") in exchange for the issuance of 12,600 shares of the Setab's Class A common stock and 5,502,277 shares of Setab's Class B common. The consummation of the Merger was conditioned upon, among other things, Setab's completion of its public offering, with not fewer than 200 shareholders. Setab completed its public offering on October 7, 1997 and upon completion of the Merger, Setab as the surviving corporation, changed its name to American Artists Film Corporation.

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

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

common stock (representing the number of shares outstanding after the completion of Setab's public offering) in exchange for the net assets of Setab, recorded at their historical costs.

  The Merger effectively resulted in a reverse split of the Company's common stock on a basis of .5862 to 1. The effects of this reverse split has been retroactively applied to the earliest periods presented for all share and per share amounts related to the Company's outstanding common stock, stock options and warrants

  Old American Artists (referred to hereinafter and previously as the "Company") is the continuing entity for accounting and financial reporting purposes, and accordingly the results of operations to be reported for periods prior to the Merger are those of the Company. Earnings (loss) per share for periods prior to the recapitalization have been computed giving retroactive effect to the recapitalization of Old American Artists' outstanding common stock. Setab had no material operations, and as a result the pro forma results of operations would not differ materially from the Company's historical results of operations. Accordingly, pro forma results of operations are not presented.

BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of American Artists and First Light Entertainment Corporation ("First Light"), a wholly-owned subsidiary, Diversity Filmworks, Inc. ("Diversity"), a 49% owned subsidiary and Millennium Group, L.L.C. ("Millennium"), as discussed further below.

  Diversity was formed by American Artists and a qualified minority owner to engage in contract production as a qualified minority contractor. In anticipation of the Merger, in September 1996, the Company and the other stockholder of Diversity entered into an agreement concerning the size and composition of Diversity's board of directors. As a result, effective August 1, 1996, the Company consolidated the accounts of Diversity in its consolidated financial statements.

  Prior to August 1, 1996, the Company accounted for its 49% interest in Diversity using the equity method of accounting, under which the Company's interests in Diversity's operating results were presented as a single, separate line item in the consolidated statements of operations, and the Company's net investment in and advances to Diversity were presented as a single item in the consolidated balance sheet. Revenues, as reflected in the consolidated
statement of operations, did not include the revenues of Diversity.    As a
result, the consolidated financial statements for fiscal 1997 will lack comparability in certain respects to the consolidated financial statements for fiscal 1996.

  Millennium is a limited liability corporation over which the company exercises control through its capacity as manager, which position allows it to direct the operations of Millennium, its purchase and sale of assets, issuance of debt or equity securities, and execution of contracts and agreements, without the approval of the other stockholders. Millennium was formed to produce and distribute a sixty minute video. American Artists will be entitled to (i) 50% of net income after the minority stockholders have recovered their investment up to a point where the minority stockholders have received a 200% return and (ii) 90% thereafter. As of July 31, 1997, Millennium's activities have been limited to organization and pre-production story development. The minority interest at July 31, 1997 relates to Millennium.

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

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENT IN DIVERSITY FILMWORKS, INC.

  American Artists accounted for its investment in Diversity using the equity method of accounting in fiscal 1996. Diversity's net losses were financed by American Artists, and accordingly, in fiscal 1996 American Artists recorded 100% of Diversity's losses. Diversity had revenues of $777,309 and operating expenses of $971,315 resulting in a net loss of $194,006 for the year ended July 31, 1996.

  Effective July 31, 1996, American Artists and Diversity executed an agreement that changed, retroactively to August 1, 1995, the manner in which certain of American Artists operating expenses were allocated and charged to Diversity. As a result, expenses of $151,308 relating to the first three quarters of fiscal 1996 were charged to Diversity in the fourth quarter of fiscal 1996. The change had no effect on the consolidated net loss as American Artists recorded 100% of Diversity's loss.

FILM COSTS AND REVENUES

  Cost incurred to develop stories, acquire story rights, produce and print films, and advertising or other distribution costs which benefit future markets, are capitalized as film costs when incurred. All other advertising and distribution costs are expensed as incurred.

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

 The components of capitalized film costs were as follows:

                                                                 July 31,
                                                  --------------------------------------
                                                            1997              1996
                                                  --------------------------------------
     Released                                           $ 1,185,560            $ 867,256
     Accumulated amortization                            (1,174,643)            (812,429)
                                                  --------------------------------------
                                                             10,917               54,827
     In production                                           34,181              128,366
     In development                                         448,814              292,684
                                                  --------------------------------------
                                                        $   493,912            $ 475,877
                                                  --------------------------------------


  The above amounts do not include any value for four developed scripts contributed to AAFC Group in 1991 by its founding stockholders in exchange for common stock. In accordance with generally accepted accounting principles, the scripts were recorded at zero, which, because no amounts had been expended for the development of the scripts, represented the cost basis of the contributing stockholders, and the stated value of the common shares issued, $238,000, was charged against additional paid-in capital.

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  In general, the majority of the revenue to be derived from a film will be earned during the two to three years following its release. On the basis of American Artists' current production projections, which could change in the future based on the availability of production funding, film demand and other factors, 40% of the unamortized film costs will be amortized over the two year period that will end July 31, 1999 and 60% will amortized over the three year period that will end July 31, 2000.

  Film revenues are recognized, in accordance with SFAS No. 53, generally when the film has been accepted by the licensee, where applicable, collection of license fee is reasonably assured, and the film is exhibited or is available for distribution in the applicable market. Films are generally first exhibited in television markets, and then are distributed on videotape. Revenues from the foreign exhibition or sale of films are denominated in U.S. dollars. Minimum guaranteed amounts from video license agreements, and from book royalties, are recognized when the applicable license period begins and the film or book is available to the distributor; amounts in excess of the minimum guarantee are recognized when earned. Revenues are reduced for amounts payable on account of revenue participations, which are accrued on the same basis as film costs are amortized.

 The components of film revenues were as follows:

                                                                 Year Ended July 31,
                                                         -------------------------------------
                                                                 1997               1996
                                                         -------------------------------------
             Television                                           $406,991            $      -
             Foreign video                                          13,946              21,995
                                                         -------------------------------------
                                                                  $420,937            $ 21,995
                                                         =====================================


COMMERCIAL PRODUCTION

  AAFC Group produces film products, primarily television commercials, for customers under fixed fee arrangements, which typically are less than two months in duration. Revenues and cost attributed to these contracts are recognized over the life of the contract using percentage-of-completion of accounting. Under that method, revenue and related costs are recognized based on the percentage of the contract completed, which is estimated on the basis of the relationship of the costs incurred to total estimated costs, except that provision is made currently for the full amount of any anticipated losses on contracts in progress.

PROPERTY AND EQUIPMENT

  Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated life of the related asset. The components of property and equipment are as follows:

                                                      Useful                    July 31,
                                                                 --------------------------------------
                                                      Lives                1997                1996
                                                     --------------------------------------------------
            Office furniture and fixtures           5 - 7 years           $ 89,362             $ 80,015
            Leasehold improvements                  4 months                35,000               35,000
            Production equipment                    5 - 7 years              7,498                7,498
                                                                 --------------------------------------
                                                                           131,860              122,513
            Less accumulated depreciation and
             amortization                                                  (90,667)             (70,385)

                                                                ---------------------------------------
                                                                          $ 41,193             $ 52,128
                                                                =======================================

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

GOODWILL

  Goodwill results from American Artists' 1993 acquisition of 100% of the common stock of First Light. The goodwill is being amortized on a straight-line basis over seven years. AAFC Group annually assesses the recoverability of the unamortized goodwill by comparison to projections of undiscounted cash flows from First Light's operations over the remaining amortization period.

DEFERRED OFFERING COSTS

  Deferred offering costs were comprised principally of audit and other fees incurred in connection with AAFC Group's merger with Setab Alpha, Inc. Such costs were charged against stockholders' equity as a result of the completion of the merger in October 1996.

UNAMORTIZED ADVERTISING COSTS

  In fiscal 1992 AAFC Group issued shares of its common stock in exchange for advertising credits that entitle AAFC Group to purchase media advertising credit having an aggregate "standard cost" value of $500,000. The credits were recorded on the basis of $0.85 per share, based on per share prices in issuances of shares of common stock for cash during the same period. The unamortized advertising credits are presented as a reduction of stockholders' equity reflecting the acquisition of the credits for common stock. The recoverability of the advertising credits is assessed based on the current market price for similar advertising and AAFC Group's ability to utilize the credits. The credits may be used by AAFC Group through December 31, 1998.

INCOME TAXES

  AAFC Group files a consolidated income tax return and provides for income taxes under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Under that standard, deferred income taxes are provided on the difference between the financial reporting and tax bases of assets and liabilities. A valuation allowance is provided to the extent that management estimates that it is not more likely than not that the benefit of deferred tax assets will be realized.

EARNINGS PER SHARE

  Earnings per share are computed on the basis of the weighted average common shares and dilutive common share equivalents outstanding. Common stock equivalents consist of outstanding stock options and warrants.

CASH AND CASH EQUIVALENTS

  Cash and cash equivalents are generally comprised of demand deposits and time deposits or highly liquid debt instruments with original maturities of three months or less. The Company's cash balances do not involve any significant concentrations of credit risk.

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company believes that the estimated fair values of its financial instruments, which are notes payable, approximates the carrying values of such financial instruments in all material respects. The carrying value of notes payable approximates fair value since these notes substantially bear interest at floating rates based upon the lenders "prime" rate.

RECENT ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128, which is effective for periods ending after December 15, 1997, revises the manner in which earnings per share is calculated and requires the restatement, when first applied, of prior period earnings per share data. The Company will initially apply SFAS No. 128 in the first quarter of fiscal 1998. Upon the adoption of SFAS No. 128, the Company will restate previously reported earnings per share data. The Company has not yet determined what effect, if any, the restatement will have on previously reported data.

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

  SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), which supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the manner in which public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

  SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - NOTES PAYABLE

 Notes payable consisted of the following:

                                                                       July 31,
                                                         -------------------------------------
                                                                 1997               1996
                                                         -------------------------------------
            Line of credit with a bank, guaranteed by
            certain members of the board
            of directors, interest at
            the prime rate (8.5% at July 31, 1997)
            plus 1%, due quarterly,
            principal due July 1998                             $225,000            $      -

            Unsecured installment note payable to bank,
            interest at 8.75%, monthly principal and
            interest of $3,000, principal
            due November 1997                                     64,055                   -

            Secured installment note, collateralized by
            equipment and tradename of First Light,
            due with interest at
            4.37% in quarterly installment of
            $5,593 through August 1998                            27,073              47,696

            Unsecured installment note payable to bank,
            interest at the prime rate plus 1%,
            monthly principal and
            interest, due March 1997                                   -              29,280
                                                         -------------------------------------
                                                                $316,128             $76,976
                                                         =====================================


  The line of credit, which is unsecured, provides for maximum borrowings not to
exceed $225,000.   Borrowings outstanding under this line of credit amounted to
$225,000 at July 31, 1997. In consideration for establishing the line of credit, the Company issued, in October 1997, certain members of the board of directors common stock purchase warrants allowing for the purchase, in the aggregate, of 45,000 shares of Class A common stock, priced at $4.58 per share, through June 30, 2000.

  In July 1996 a member of the board of directors, as a co-signer on the note payable to bank, established a three month line of credit in favor of the Company for borrowings not to exceed $75,000. The initial terms of this line of credit were agreed to in May 1996 in return for the issuance of 28,208 Class B common stock options, with an exercise price of $1.71, exercisable through June 30, 2000. In November 1996, the Company converted this line of credit into a six-month note due May 1997 and received an additional six month extension to November 1997.

  Aggregate maturities of notes payable are as follows:

            1998                                                     $310,593
            1999                                                        5,535
                                                           ------------------
                                                                     $316,128
                                                           ==================

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -  NOTES PAYABLE/RELATED PARTIES

  Notes payable to related parties consisted of the following:

                                                                       July 31,
                                                         -------------------------------------
                                                                 1997               1996
                                                         -------------------------------------
            Line of credit with member of the board of
            directors, interest at the prime rate
            (8.5% at July 31, 1997) plus
            1%, due monthly, principal due                        100,000                   -
            July 1998

            Unsecured notes due certain member of board
            of directors, due on demand
            but no later than                                      55,000                   -
            August 1998, interest at the prime rate
            plus 1%
                                                         -------------------------------------
                                                                 $155,000                   -
                                                         =====================================


  The line of credit, which is unsecured, provides for maximum
borrowings not to exceed $100,000.   Borrowings outstanding under this line of
credit amounted to $100,000 at July 31, 1997. In consideration for establishing the line of credit, the Company issued, in October 1997, this member of the board of directors common stock purchase warrants allowing for the purchase of 20,000 shares of Class A common stock, priced at $4.58 per share, through June 30, 2000.

  In September 1996, three shareholders, two of whom are members of the board of directors, loaned the Company $75,000. These notes were due on demand, but no later than August 1997, and bore interest at the prime rate plus 1%. The Company re-paid $50,000 of these loans in February and June of 1997. The maturity date of the remaining note was extended to August 1998. In consideration of the original loans, the Company issued each shareholders an option to purchase 9,403 shares of Class B common stock at a price of $1.71, exercisable through June 30, 2000.

  In April 1997, a board of director member made a non-interest bearing advance amounting to $30,000 to the Company, which was repaid in April 1997. This board of director member also made a loan of $30,000, bearing interest at the prime rate plus 1%, to the Company in June 1997. This note was settled by the Company in August 1997.

  Aggregate maturities of notes payable/related parties amount to $155,000 in the year ending July 31, 1998.

NOTE 4 - STOCKHOLDERS' EQUITY

(A)    STOCK OPTIONS

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

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  In December 1995, AAFC Group replaced its existing stock option plan with the 1995 stock option plan ("1995 Option Plan"). The 1995 Option Plan allows for the issuance of up to 2.5 million stock options as either incentive stock options, non-qualified stock options, or stock appreciation rights. Stock options are generally granted at an exercise price equal to the grant date fair value of American Artists' common stock, and vest at varying rates over periods ranging from one to ten years, with certain grants contingent upon continued service with the Company.

  The Company adopted, effective August 1, 1996, the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. The Company recognized compensation costs of $13,987 related to awards of stock options for the year ended July 31, 1997.

  The following summarizes stock option activity:

                                                                                      Weighted
                                                                                  average exercise
                                                          Number of options            price
                                                         -----------------------------------------
 Outstanding, August 1, 1995                                      1,005,333               $0.81
   Granted                                                        1,056,415                1.70
   Exercised                                                              -                   -
   Forfeited or expired                                            (128,379)               1.94
                                                         --------------------------------------
Outstanding, July 31, 1996                                        1,933,369                1.22
   Granted                                                          503,673                3.88
   Exercised                                                              -                   -
   Forfeited or expired                                             (17,587)               1.54
                                                         --------------------------------------
Outstanding, July 31, 1997                                        2,419,455                1.77
                                                         ======================================
Options exercisable at:
   July 31, 1996                                                    747,405               $0.87
                                                         --------------------------------------
   July 31, 1997                                                  1,677,504               $1.16
                                                         ======================================


  Options exercisable at July 31, 1997 were as follows:

                                                                     Weighted
                                   Number of                         average
                                    options       Option price    exercise price
                               -------------------------------------------------
                                         64,482           $0.085          $0.085
                                        879,300             0.85            0.85
                                        650,902     1.45 to 1.71            1.51
                                         77,820             2.56            2.56
                                          5,000           $ 4.00            4.00
                               ----------------
                                      1,677,504                           $ 1.16
                               ================

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Options outstanding at July 31, 1997 were as follows:

                                    Weighted
                                    Average
                                   Remaining                         Weighted
                   Number of      Contractual                        average
                    options      Life in Years    Option price    exercise price
               -----------------------------------------------------------------
                         82,068          5.00           $0.085          $0.085
                        879,300          6.09             0.85            0.85
                        838,853          3.42     1.45 to 1.71            1.50
                        413,993          7.10     2.56 to 3.75            3.19
                        205,241          2.99   4.00 to $ 4.75            4.65
               ----------------
                      2,419,455          5.04                           $ 1.77
               ================



   If the Company had elected to recognize compensation costs based on the fair value at the grant date of options issued under the plan described above, consistent with the method prescribed by SFAS 123, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

                                                                   Year Ended July 31,
                                                         --------------------------------------
                                                                  1997                1996
                                                         --------------------------------------

             Net loss
                    As reported                                    (580,845)         (1,186,938)
                    Pro forma                                      (733,689)         (1,210,386)

             Net loss per share
                   As reported                                         (.09)               (.22)
                   Pro forma                                           (.12)               (.23)


  The weighted average grant date fair value of options, calculated using the Black-Scholes option pricing model, was as follows:

                                                                    Year Ended July 31,
                                                                   1997                1996
                                                           -------------------------------------
              Options granted at market price                        $272,434           $286,432
              Options granted at above market price                  $  1,200           $      -


          The significant weighted average assumptions used to estimate the fair value of stock options for the years ended July 31, 1997 and 1996 were: risk-free interest rate of 6.5%, an expected option life of four years and no dividend yield. A trading market for the Company's common stock has not developed, therefore, the minimum value method was used in estimating fair value.

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(B)  COMMON STOCK PURCHASE WARRANTS

   During fiscal 1997, American Artists completed a private placement of
16.4 units priced at $25,000 per unit ($2.50 per share), with each unit comprised of 10,000 shares of its Class A common stock and 3,333 Class A common stock purchase warrants. American Artists issued 54,663 Class A common stock purchase warrants under this private placement in fiscal 1997.

   During fiscal 1996, American Artists completed two private placements of units comprised of common stock and Class B common stock purchase warrants. American Artists completed a private placement in fiscal 1996, initially started in fiscal 1995, of 15.7 units priced at $25,000 per unit ($1.45 per share), with each unit comprised of 17,241 shares of common stock and 8,621 Class B common stock purchase warrants. The Company issued 135,347 Class B common stock purchase warrants under this private placement in fiscal 1996.

   The second private placement consisted of units priced at $25,000 per unit ($1.71 per share), comprised of 14,655 shares of common stock and 7,328 Class B common stock purchase warrants. American Artists completed a private placement of 22.55 units and issued 165,265 Class B commons stock purchase warrants in fiscal 1996.

   Outstanding warrants were as follows:

                                                               Shares
                                                         ------------------
  Outstanding, August 1, 1995                                        17,242
    Issued                                                          300,612
    Exercised                                                             -
    Forfeited                                                             -
                                                         ------------------
 Outstanding, July 31, 1996                                         317,854
   Issued                                                            54,663
   Exercised                                                              -
   Forfeited                                                              -
                                                         ------------------
Outstanding, July 31, 1997                                          372,517
                                                         ==================

  Warrants outstanding at July 31, 1997 were as follows:

                                    Warrants        Exercisable
                Exercise Price     Outstanding        Through
               --------------------------------------------------
                $2.56 to $3.41           317,854     June 1998
                    $3.00                 54,663     June 2000


(C)  SUBSEQUENT EVENTS

  In August 1997, a member of the board of director purchased 36,364 shares of common stock for an aggregate price of $100,000. In connection with this purchase, the Company also issued a common stock purchase warrant allowing for the purchase of 37,000 shares of Class A common stock at $2.80 per share, exercisable through June 30, 2000.

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  In October 1997, the Company issued a member of the board of directors a common stock purchase warrant for the purchase of 40,000 shares of Class A common stock at $4.58 per share, exercisable through June 30, 2000, in consideration for his election to join the board in March 1997

NOTE 5 - INCOME TAXES

  Deferred tax assets result from the following temporary differences between book and tax bases of assets:

                                                                        July 31,
                                                         --------------------------------------
                                                                 1997                 1996
                                                         --------------------------------------
Deferred tax assets:
               Investment in Diversity Filmworks, Inc.             164,000               97,000
               Net operating loss carryforwards                    800,000              647,000
               Valuation allowance                                (964,000)            (744,000)
                                                         --------------------------------------
                                                                         -                    -
                                                         ======================================


  The effective tax rate differed from the U.S. statutory federal income tax rate as a result of the following:

                                                                    Year Ended July 31,
                                                         ---------------------------------------
                                                                 1997                   1996
                                                         ---------------------------------------
               U.S. statutory federal income tax rate                (34%)                 (34%)
               Valuation allowance                                    34%                   34%
                                                         ---------------------------------------
               Effective tax rate                                      -                     -
                                                         =======================================


  AAFC Group has net operating loss carryforwards for federal tax purposes amounting to approximately $2,105,000 at July 31, 1997. These net operating loss carryforwards expire principally in fiscal years 2008 through 2012. As a result of such net operating loss carryforwards and the related 100% valuation allowance, AAFC Group has not provided a provision for income taxes for the years ended July 31, 1997 and 1996.

NOTE 6 - SETTLEMENT OF ARBITRATION

  The Company was involved in an arbitration with one of its co-producers concerning the accounting for costs and revenues received by each company relating to two co-produced network television specials.

  The Company executed an agreement (the "Agreement") in June 1997 in settlement of all known issues related to this arbitration. Under the Agreement, the Company agreed to pay the co-producers $140,000, of which $50,000 was accrued at July 31, 1996 with the balance accrued at July 31, 1997, over a period of fourteen months commencing in June 1997. The Agreement provides for a stipulated abitral award of $190,000 upon default by the Company of the payment arrangements outlined in the Agreement.

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The Agreement also calls for the Company to pay certain residuals related to the two co-produced network television specials. The amount of these residuals is not presently determinable, however, they are not considered to be material to the Company's financial position, results of operations or cash flows.

NOTE 7 - SEGMENT INFORMATION

   Financial information by business segment is as follows:

                                                 Development and    Contract Production
1997                                             Film Production                            Consolidated
-----------------------------------------------------------------------------------------------------------
             Revenues                                      420,937           3,469,655            3,890,592
             Loss (income) from operations                 621,138            (146,039)             475,099
             Identifiable assets                           561,091             600,280            1,161,371
             Capital expenditures                                -               9,347                9,347
             Depreciation and amortization                 364,878              56,761              421,639

             1996
---------------------------------------------

            Revenues                                        21,995           1,689,644            1,711,639
            Loss from operations                           598,072             388,083              986,155
            Identifiable assets                            491,982             300,052              792,034
            Capital expenditures                                 -                   -                    -
            Depreciation and amortization                   21,013              58,304               79,317


NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                  1997                1996
                                                         ---------------------------------------
            Cash paid for interest                                  $  8,221            $  6,777
            Cash paid for income taxes                                     -                   -
                                                         ---------------------------------------
                                                                    $  8,221            $  6,777
                                                         =======================================


   (a) The Company completed the Merger, as described in Note 1, which included a reverse split of the Company common stock, a non-cash transaction.