Form 10QSB
period 1997-10-31
AMERICAN ARTISTS FILM CORP/MO/
filed 1997-12-15
CIK 1001593

================================================================================

                    U. S SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      October 31, 1997
                               ----------------------------------


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _____________________ to ________________________

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


                                 (404) 876-7373
                           Issuer's telephone number

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   X
                                                                        -----
No _____


     State the number of shares outstanding of each of the issuer's classes of common equity: 912,984 shares of Class A Common Stock, $.001 par value per share, and 5,502,277 shares of Class B Common Stock, $.001 par value per share, were outstanding at December 5, 1997.

     Transitional Small Business Disclosure Format:     Yes________ No   X
                                                                      -------

================================================================================

                       AMERICAN ARTISTS FILM CORPORATION
                                  FORM 10-QSB
                                    CONTENTS

PART I - FINANCIAL INFORMATION
------------------------------


ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Financial Statements:

          Balance sheets at October 31, 1997 and July 31,
          1997...................................................      F-1/F-2

          Statements of operations for the three months ended
          October 31, 1997 and October 31, 1996..................          F-3

          Statements of cash flows for the three months ended
          October 31, 1997 and October 31, 1996..................          F-4

          Notes to Condensed Consolidated Financial
          Statements.............................................          F-5
           .
Item 2.  Management's Discussion and Analysis or Plan of
         Operation...............................................      F-6/F-7

PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K........................          F-7

SIGNATURES.......................................................          F-8

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                       AMERICAN ARTISTS FILM CORPORATION
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                    October 31,     July 31,
                                                   -----------    -----------
                                                       1997           1997
                                                   -----------    -----------
Assets
Cash                                               $    18,746    $    31,379
Accounts receivable                                    633,588        508,837
Film costs, net of accumulated amortization            530,306        493,912
Property and equipment, net                             38,466         41,193
Goodwill, net of accumulated amortization              107,644        117,429
Advances to officers                                   252,840        220,719
                                                   -----------    -----------

                                                   $ 1,581,590    $ 1,413,469
                                                   -----------    -----------

See accompanying notes to condensed consolidated financial statements.

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
                                  (UNAUDITED)

                                                  October 31,     July 31,
                                                  -----------   -----------
                                                      1997          1997
                                                  -----------   -----------
LIABILITIES
Accounts payable                                  $   460,763   $   342,860
Accrued expenses                                       58,107        72,087
Accrued accounting and legal                          153,229       193,510
Accrued compensation and payroll taxes                 37,221       108,703
Deferred revenue                                       21,703             -
Notes payable                                         303,182       316,128
Notes payable/related parties                         125,000       155,000
                                                  -----------   -----------
TOTAL LIABILITIES                                   1,159,205     1,188,288
                                                  -----------   -----------

MINORITY INTERESTS                                     50,117        50,000

CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par - shares
   authorized 10,000,000;  none issued                      -             -

Common Stock, $.001 par:
  Class A - shares authorized 20,000,000;
   issued and outstanding 912,984 and 876,620             913           877

  Class B - shares authorized 20,000,000;
   issued and outstanding 5,502,277                     5,502         5,502

Additional paid-in capital                          3,008,081     2,908,117
Unamortized advertising credits                      (122,618)     (122,618)
Accumulated deficit                                (2,519,610)   (2,616,697)
                                                  -----------   -----------
TOTAL STOCKHOLDERS' EQUITY                        $   372,268   $   175,181
                                                  -----------   -----------

                                                  $ 1,581,590   $ 1,413,469
                                                  -----------   -----------

          See accompanying notes to condensed consolidated financial statements.

                       AMERICAN ARTISTS FILM CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          Three months ended
                                              October 31,
                                      ------------------------
                                          1997         1996
                                      ----------    ----------
REVENUES
Commercial production                  1,505,577    $  785,825
Film revenues                                  -        25,000
                                      ----------    ----------

                                       1,505,577       810,825
                                      ----------    ----------

COSTS AND EXPENSES
Cost of commercial production          1,038,968       592,553
Film cost amortization                         -        12,167
Selling, general and administrative      361,015       339,748
                                      ----------    ----------

                                       1,399,983       944,468
                                      ----------    ----------

INCOME (LOSS) FROM OPERATIONS            105,594      (133,643)

Interest expense                           8,507         1,239
                                      ----------    ----------

INCOME (LOSS)  BEFORE INCOME TAXES        97,087      (134,882)

Income taxes                                   -             -
                                      ----------    ----------

NET  INCOME (LOSS)                    $   97,087    $ (134,882)
                                      ----------    ----------

NET INCOME (LOSS) PER SHARE                 $.01         $(.02)
                                      ----------    ----------
WEIGHTED AVERAGE COMMON
   SHARES AND EQUIVALENT SHARES
   OUTSTANDING                         7,744,747     5,748,230
                                      ----------    ----------

See accompanying notes to condensed consolidated financial statements.

                       AMERICAN ARTISTS FILM CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                               Three months ended
                                                    October 31,
                                             ------------------------
                                               1997           1996
                                             -------       ----------
OPERATING ACTIVITIES
  Net income (loss)                           97,087        (134,882)
  Adjustments to reconcile net
     income (loss) to cash used in
     operating activities:
     Film costs amortization                       -          12,167
     Depreciation and amortization            14,833          14,733
     Changes in assets and liabilities:
         Accounts receivable                (124,751)       (270,091)
         Film costs additions                (36,394)        (49,079)
         Other assets                        (32,121)         15,886
         Accounts payable                    117,903          99,816
         Accrued expenses                   (125,743)         38,105
         Deferred revenue                     21,703         141,994
                                           ---------        --------
Cash used in operating activities            (67,483)       (131,351)

INVESTING ACTIVITIES
Capital expenditures                          (2,321)              -
                                           ---------        --------

FINANCING ACTIVITIES
Repayment of notes payable                   (42,946)        (15,380)
Borrowings under notes payable                     -         150,000
Minority interest                                117               -
Issuance of common stock                     100,000               -
                                           ---------        --------
Cash provided by financing activities         57,171         134,620

NET INCREASE (DECREASE) IN CASH              (12,633)          3,269
                                           ---------        --------

CASH, beginning of period                     31,379               -
                                           ---------        --------
CASH, end of period                           18,746           3,269
                                           ---------        --------

See accompanying notes to condensed consolidated financial statements.

                       AMERICAN ARTISTS FILM CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements are unaudited, but in the opinion of management, contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Results of operations and cash flows for the interim three month periods are not necessarily indicative of what the results of operations and cash flows will be for an entire fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1997.

NOTE 2 - VIDEO COMMUNICATIONS NETWORK, LLC

     In August 1997 the Company, certain members of the board of directors and an officer of one of the Company's subsidiaries organized Video Communications Network, LLC ("VCN"). The Company acquired 83.3% of the initial ownership of VCN in exchange for nominal consideration.

     VCN was organized for purposes of developing, managing and providing programming for a network of LSVD operations in domestic and international locations. VCN plans to develop LSVD operations that deliver a mixture of programming, advertising and special events similar to the present LSVD operation conducted by an unaffiliated company at Times Square in the City of New York.

     The Company consolidates the accounts of VCN and reflects a minority interest in the remaining 16.7% interest in VCN in its consolidated financial statements.

NOTE 3 - STOCKHOLDERS' EQUITY

     In August 1997 the Company issued 36,364 shares of Class A common stock for an aggregate price of $100,000 to a member of the board of directors. In connection with this transaction, the Company also issued a warrant for the purchase of 37,000 shares of Class A common stock at $2.80 per share, exercisable through June 2000.

NOTE 4 - NOTES PAYABLE

     In November 1997 the Company received an extension of the maturity date for its unsecured installment note payable to bank. This installment note's maturity date was extended to November 1998 with all other terms remaining unchanged.

NOTE 5 - INCOME TAXES

     AAFC Group has net operating loss carryforwards for federal tax purposes amounting to approximately $2,105,000 at July 31, 1997. These net operating loss carryforwards expire principally in fiscal years 2008 through 2012. At July 31, 1997 the Company had provided a valuation allowance for 100% of the future benefit from the utilization of these net operating loss carryforwards. Accordingly, the results of operations for the three months ended October 31, 1997 reflect no net provision for income taxes, as taxes attributable to the Company's income for that period are offset by a reduction in the valuation allowance to recognize the use of net operating losses to offset such taxable income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        RESULTS OF OPERATIONS

        THREE MONTHS ENDED OCTOBER 31, 1997 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 1996

     Revenues for the first three months of fiscal 1998 increased as compared to revenues for the first three months of fiscal 1997, as a result of an increase in commercial production revenues. Revenues for the three months ended October 31, 1997 were $1,505,577 which represented a $694,752 or 85.7% increase from revenues of $810,825 for the three months ended October 31, 1996.

     Commercial production revenues were $1,505,577 for the first quarter of fiscal 1998, representing an increase of $719,752 or 91.6% from commercial production revenues of $785,825 for the three months ended October 31, 1996. This increase was due primarily to a significant increase in the average size of awarded commercial production contracts. The level of the Company's commercial production revenues in each period will depend on the size and number of projects it is awarded, which can fluctuate dependent on changes in levels of commercial advertising expenditures by advertisers, the number and commercial appeal of the commercial producers and directors with which the Company is working in any one period, and the success the Company and those producers and directors have in competing for projects. Accordingly, the level of commercial revenues or growth therein in any one interim period may not be indicative of trends that will continue throughout the fiscal year.

     Commercial production costs, as a percentage of related revenues, were 69.0% for the three months ended October 31, 1997 as compared to 75.4% for the three months ended October 31, 1996. This decrease in commercial production costs, relative to revenues, was primarily the result of an increase in the average size of awarded commercial production contracts and resulting increased level of gross profit. Gross profits for commercial production were $466,609 and $193,272 for the three months ended October 31, 1997 and 1996, respectively.

     There were no film revenues for the first three months of fiscal 1998 as compared to film revenues of $25,000 for the first three months of fiscal 1997. There were no film project releases during the first three months of fiscal 1998 and 1997, respectively.

     Selling, general and administrative ("SG&A") expenses increased 6.3% to $361,015 for the three months ended October 31, 1997 from $339,748 for the three months ended October 31, 1996. The Company views this level of expense increase as moderate in relation to the increase in the Company's revenues. The small increase in expenses relative to revenues reflects the continued efforts by the Company to monitor and control expenses in all expense categories.

     Interest expense increased to $8,507 for the first three months of fiscal 1998 from $1,239 for the first three months of fiscal 1997. This increase was the result of an increase in outstanding debt during the first quarter of fiscal 1998.

     As a result of the foregoing factors the Company had net income of $97,087 for the first three months of fiscal 1998 as compared to a net loss of $134,882 for the first three months of fiscal 1997.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's strategic goal is to finance its operating (i.e. selling, general and administrative) expenses from the gross profits generated by its television film and commercial production operations while utilizing equity financing, pre-production license revenues, and co-producer contributions to finance the production of feature films. Using this strategy, the Company seeks to reduce or eliminate the burden of significant operating losses and negative cash flows, while retaining the potential for significant profits and positive cash flows from feature films. The success of such a strategy is, however, dependent on the Company's ability to control operating expenses, to obtain sufficient, and sufficiently profitable, commercial production contracts and to produce profitable television film projects.

     Operating cash flows were a negative $67,483 for the three months ended October 31, 1997 and were primarily the net result of net income of $97,087, increases in film costs and accounts receivable of $36,394 and $124,751, respectively, and a net reduction in accounts payable and account expenses of $7,840. The increase in accounts receivable results from the increase in commercial production revenues. The operating cash flow shortfall was financed with funds obtained from new equity financing.

     Operating cash flows were a negative $131,351 for the three months ended October 31, 1996, principally as a result of a $146,476 shortfall in the coverage of SG&A expenses by television film and commercial production profits. The operating cash flows shortfall was financed with borrowings related to new debt financing.

     The Company may experience negative operating cash flows in periods, such as the first quarter of fiscal 1997, when commercial production revenues fail to cover SG&A expenses. Cash flows may also be negative in periods of profitable operations, such as the first quarter of fiscal 1998, if growth in the Company's level of operations causes costs to rise in advance of collections and the increase is not offset by increases in accounts payable or accrued expenses. Negative operating cash flows, from either cause, will constrain the Company's liquidity, and necessitate the use of debt or equity financing.

     Notes payable and notes payable/related parties aggregating approximately $362,000 will mature during fiscal 1998, resulting in a significant demand upon the Company's operating cash flows. If operating cash flows are unavailable to repay these notes, the Company will attempt to either negotiate an extension of the due dates for these notes or attempt to raise additional funds through new equity financing.

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

PART II - OTHER INFORMATION
---------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        27.1  Financial Data Schedule

(b)     Reports on Form 8-K

        There were no reports filed on Form 8-K for the quarter ended October 31, 1997.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


American Artists Film Corporation



By:  /s/  Steven D. Brown                December 12, 1997
   --------------------------------
     Steven D. Brown
     Chief Executive Officer



By:   /s/ Robert A. Martinez             December 12, 1997
    -------------------------------
     Robert A. Martinez
     Vice President - Finance and
     Chief Financial Officer