Form 10QSB
period 1998-01-31
AMERICAN ARTISTS FILM CORP/MO/
filed 1998-03-17
CIK 1001593

================================================================================

                    U. S SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      January 31, 1998
                                    --------------------------


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT

     For the transition period from ____________________ to ___________________

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


          State the number of shares outstanding of each of the issuer's classes of common equity: 972,539 shares of Class A Common Stock, $.001 par value per share, and 5,442,722 shares of Class B Common Stock, $.001 par value per share, were outstanding at March 16, 1998.

          Transitional Small Business Disclosure Format: Yes      No   X
                                                             ----    -----

================================================================================

                       AMERICAN ARTISTS FILM CORPORATION
                                  FORM 10-QSB
                                    CONTENTS

PART I - FINANCIAL INFORMATION
------------------------------


ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Financial Statements:

          Balance sheets at January 31, 1998 and July 31,
          1997...................................................        F-1/F-2

          Statements of operations for the three months and six
           months ended January 31, 1998 and January 31, 1997.....           F-3

          Statements of cash flows for the six months ended
          January 31, 1998 and January 31, 1997...................           F-4

          Notes to Condensed Consolidated Financial Statements....       F-5/F-6
           .
Item 2.  Management's Discussion and Analysis or Plan of
         Operation................................................       F-7/F-9

PART II - OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders......      F-9/F-10

Item 6.  Exhibits and Reports on Form 8-K.........................          F-10

SIGNATURES........................................................          F-11

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                       American Artists Film Corporation
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                        January 31,               July 31,
                                                      --------------            ------------
                                                           1998                     1997
                                                      --------------            ------------
ASSETS

CASH                                                      $    22,897              $    31,379

ACCOUNTS RECEIVABLE                                           136,624                  508,837

FILM COSTS, NET OF ACCUMULATED AMORTIZATION                   565,358                  493,912

PROPERTY AND EQUIPMENT, NET                                    34,629                   41,193

GOODWILL, NET OF ACCUMULATED AMORTIZATION                      97,858                  117,429

ADVANCES TO OFFICERS                                          249,667                  220,719
                                                          -----------              -----------

                                                          $ 1,107,033              $ 1,413,469
                                                          ===========              ===========

See accompanying notes to condensed consolidated financial statements.

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
                                  (UNAUDITED)


                                                       January 31,                July 31,
                                                     --------------           --------------
                                                          1998                     1997
                                                     --------------           --------------
LIABILITIES

Accounts payable                                          $   232,063              $   342,860

Accrued expenses                                               48,483                   72,087

Accrued accounting and legal                                  138,350                  193,510

Accrued compensation and payroll taxes                         13,223                  108,703

Notes payable                                                 292,872                  316,128

Notes payable/related parties                                 200,000                  155,000
                                                           ----------               ----------
TOTAL LIABILITIES                                             924,991                1,188,288
                                                           ----------               ----------


MINORITY INTERESTS                                             50,366                   50,000


CONTINGENCIES


STOCKHOLDERS= EQUITY

Preferred stock, $.001 par - shares authorized
 10,000,000; none issued                                            -                        -


Common Stock, $.001 par:

  Class A - shares authorized 20,000,000; issued
   and outstanding 972,539 and  876,620                           972                      877


  Class B - shares authorized 20,000,000; issued
   and outstanding 5,442,722 and 5,502,277                      5,443                    5,502

Additional paid-in capital                                  3,108,058                2,908,117

Unamortized advertising credits                              (121,918)                (122,618)

Accumulated deficit                                        (2,860,879)              (2,616,697)
                                                           ----------               ----------
TOTAL STOCKHOLDERS= EQUITY                                    131,676                  175,181
                                                           ----------               ----------

                                                          $ 1,107,033              $ 1,413,469
                                                          ===========              ===========


          See accompanying notes to condensed consolidated financial statements.

                       AMERICAN ARTISTS FILM CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                      Three Months Ended January 31,          Six Months Ended January 31,
                                     ------------------------------          --------------------------------
                                        1998                1997                1998                 1997
                                     ----------           ---------          ------------          ----------
REVENUES

Commercial production                $  401,461           $  811,650           $1,907,038           $1,597,475

Film revenues                                 -               25,000                    -               50,000
                                     ----------           ----------           ----------           ----------

                                        401,461              836,650            1,907,038            1,647,475
                                     ----------           ----------           ----------           ----------

COSTS AND EXPENSES

Cost of commercial production           299,171              597,260            1,338,139            1,189,813

Film cost amortization                        -               22,109                    -               34,276

Selling, general and
 administrative                         434,505              322,408              795,520              662,156
                                     ----------           ----------           ----------           ----------

                                        733,676              941,777            2,133,659            1,886,245
                                     ----------           ----------           ----------           ----------


LOSS FROM OPERATIONS                   (332,215)            (105,127)            (226,621)            (238,770)


Interest expense                         (9,054)              (6,941)             (17,561)              (8,180)

Other expense                                 -              (90,000)                   -              (90,000)
                                     ----------           ----------           ----------           ----------

NET LOSS                             $ (341,269)          $ (202,068)          $ (244,182)          $ (336,950)
                                     ==========           ==========           ==========           ==========

NET LOSS PER SHARE - BASIC
 AND DILUTED                              $(.05)               $(.03)               $(.04)               $(.06)
                                     ==========           ==========           ==========           ==========


WEIGHTED AVERAGE COMMON
   shares                             6,415,261            6,237,564            6,409,200            5,992,890
                                     ==========           ==========           ==========           ==========



          See accompanying notes to condensed consolidated financial statements.

                       AMERICAN ARTISTS FILM CORPORATION
                                AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (UNAUDITED)

                                                                Six months ended January 31,
                                                         -----------------------------------------
                                                                1998                     1997
                                                         ----------------           --------------

OPERATING ACTIVITIES

  Net loss                                                   $(244,182)               $(336,950)

  Adjustments to reconcile net loss to cash used in

     operating activities:

     Film costs amortization                                         -                   34,276

     Depreciation and amortization                              28,456                   29,464

     Changes in assets and liabilities:

         Accounts receivable                                   372,213                 (142,069)

         Film costs additions                                  (71,446)                (263,002)

         Other assets                                          (28,248)                  13,042

         Accounts payable                                     (110,797)                 125,644

         Accrued expenses                                     (174,244)                  50,418

         Deferred revenue                                            -                  317,314
                                                             ---------                ---------
Cash used in operating activities                             (228,248)                (171,863)

INVESTING ACTIVITIES

Capital expenditures                                            (2,321)                       -
                                                             ---------                ---------

FINANCING ACTIVITIES

Repayment of notes payable                                     (53,256)                 (27,373)

Borrowings under notes payable                                  75,000                  150,000

Issuance of minority interests                                 100,343                        -

Issuance of common stock                                       100,000                   60,000
                                                             ---------                ---------
Cash provided by financing activities                          222,087                  182,627



NET INCREASE (DECREASE) IN CASH                                 (8,482)                  10,764

                                                             ---------                ---------
CASH, beginning of period                                       31,379                        -
                                                             ---------                ---------
CASH, end of period                                          $  22,897                $  10,764
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

                       AMERICAN ARTISTS FILM CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements are unaudited, but in the opinion of management, contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Results of operations and cash flows for the interim three month and six month periods are not necessarily indicative of what the results of operations and cash flows will be for an entire fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1997.

NOTE 2 - VIDEO COMMUNICATIONS NETWORK, LLC

          In August 1997, the Company, certain members of the board of directors and an officer of one of the Company's subsidiaries organized Video Communications Network, LLC ("VCN"). The Company acquired 83.3% of the initial ownership of VCN in exchange for nominal consideration. In January 1998, the Company sold a portion of its interest in VCN, representing 444 LLC shares, to certain members of the board of directors for nominal consideration. As a result, the Company's ownership in VCN was reduced to 77.2%.

          VCN was organized for purposes of developing, managing and providing programming for a network of Large Screen Video Display ("LSVD") operations in domestic and international locations. VCN plans to develop LSVD operations that deliver a mixture of programming, advertising and special events similar to the present LSVD operation conducted by an unaffiliated company at Times Square in the City of New York.

          In January 1998, VCN commenced a private placement offering, under Regulation D of the Securities Act of 1933, of an aggregate of 1,110 LLC shares in $100,000 units comprised of 222 LLC shares together with a warrant to purchase 50,000 shares of the Company's Class A common stock at an exercise price of $3.00 per share, exercisable through January 2001. As of March 16, 1998, VCN had received $200,000 from the sale of 444 LLC shares together with 100,000 warrants.

          VCN has incurred expenses of $320,946 as of January 31, 1998. These expenses have been funded by advances from the Company and interim proceeds of VCN's private placement offering.

          The Company consolidates the accounts of VCN and reflects a minority interest in the remaining 22.8% interest in VCN in its consolidated financial statements.

NOTE 3 - DIVERSITY ENTERTAINMENT TELEVISION/ATLANTA, LLC

          In June 1997, VCN and its financial consultant organized Diversity Entertainment Television/Atlanta, LLC ("DETV"). DETV was organized for the purpose of installing and operating a LSVD operation in Atlanta, Georgia.

          VCN acquired 6,762 of DETV's LLC shares, representing 98% of the initial ownership, in exchange for nominal consideration. VCN agreed to distribute to an officer of VCN, in consideration of his services to VCN, all of the net cash or other assets received by VCN at any time in respect of 1,690.5 of its DETV LLC shares, representing 24.5% of DETV's outstanding shares. VCN accounts for these LLC shares as a minority interest in its financial statements.

                       AMERICAN ARTISTS FILM CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

          In February 1998, DETV commenced a private placement offering, under Regulation D of the Securities Act of 1933, of an aggregate of 2,300 Preferred LLC shares in $100,000 units comprised of 100 Preferred LLC shares. The Preferred LLC shares are entitled to a preferred cash distribution from the cash flows of the operation of DETV and a participation in certain cash flows that may arise from any equity interest that VCN acquires in other LSVD operations within a specified period in the future. As of March 16, 1998, DETV had not sold any units being offered in this private placement offering.

          VCN consolidates the accounts of DETV and reflects a minority interest of 26.5% in its financial statements. VCN's minority interest in DETV is reflected as a component of minority interest in the Company's consolidated financial statements. DETV had not incurred a significant level of expenses nor generated any revenues as of January 31, 1998.

NOTE 4 - STOCKHOLDERS' EQUITY

          In August 1997, the Company sold, to a member of the Company's board of directors, 36,364 shares of Class A common stock, for $100,000, together with warrants for the purchase of 37,000 shares of Class A common stock, exercisable through June 2000 at a price of $2.80 per share.

          During the three months ended January 31, 1998, 59,555 shares of the Company's common stock were converted from shares of Class B common stock to shares of Class A common stock; the par values of the Company's common stock were adjusted to reflect this conversion.

NOTE 5 - NOTES PAYABLE

          In November 1997, the Company received an extension of the maturity date for its unsecured installment note payable to bank. This installment note's maturity date was extended to November 1998 with all other terms remaining unchanged.

NOTE 6 - EARNINGS PER SHARE

          The Company adopted the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," effective January 31, 1998, and has restated the earnings per share amounts for prior periods. Basic and diluted earnings per share are computed on the basis of net income or loss divided by the weighted average number of common shares (Class A and Class B) outstanding during the relevant period. Diluted earnings per share excludes the effects of stock options and warrants (and is therefore the same as basic earnings per share) as their effects would be anti-dilutive due to the net losses. There were 3,018,972 and 2,356,085 anti-dilutive common stock options and common stock warrants outstanding at January 31, 1998 and 1997, respectively.

NOTE 7 - SUBSEQUENT EVENTS

          The Company completed the following transactions in February 1998:

          (a) A member of the board of directors extended a loan of $75,000 to the Company. The loan is due on demand and bears interest at the prime rate plus 1%.

          (b) The Company retired an unsecured $25,000 note owed to a member of the board of directors.

          (c) VCN sold one private placement unit to a member of the Company's board of director for $100,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     RESULTS OF OPERATIONS

     SIX AND THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO THE SIX AND THREE MONTHS ENDED JANUARY 31, 1997

     Revenues for the first six months of fiscal 1998 increased as compared to revenues for the first six months of fiscal 1997, as a result of an increase in commercial production revenues in the first quarter of fiscal 1998. The increase in commercial production revenues in the first quarter of fiscal 1998 was partially offset by a decrease in commercial production revenues in the second quarter of fiscal 1998, as a result of which total revenues for the second quarter of fiscal 1998 were lower than those of the earlier period.

     Commercial production revenues were $1,907,038 for the first six months of fiscal 1998, representing an increase of $309,563 or 19.4% from commercial production revenues of $1,597,475 for the first six months of fiscal 1997. This increase was due primarily to a significant increase in the average size of awarded commercial production contracts in the first quarter of fiscal 1998.

     Commercial production revenues decreased by $410,189 to $401,461 for the three months ended January 31, 1998 from $811,650 for the three months ended January 31, 1997. This decrease was the result of a decrease in the number of bidding opportunities and successful bids.

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

     The number of directors utilized by the Company varies over time. One individual, who directed commercial representing 61.8% of the Company's revenues in fiscal 1997, ended her relationship with the Company in December 1997; the Company intends to establish similar relationships with other directors in the future.

     Commercial production costs, as a percentage of related revenues, were 70.2% for the six months ended January 31, 1998 as compared to 74.5% for the six months ended January 31, 1997. This decrease in commercial production costs, relative to revenues, was primarily the result of an increase in the average size of awarded commercial production contracts and resulting increased level of gross profit in the first quarter of fiscal 1998. Commercial production costs, as a percentage of related revenues, were 74.5% for the three months ended January 31, 1998 as compared to 73.6% for the three months ended January 31, 1997. Gross profits for commercial production were $568,899 and $407,662 for the six months ended January 31, 1998 and 1997, respectively. Gross profits for commercial production were $102,290 and $214,390 for the three months ended January 31, 1998 and 1997, respectively.

     There were no film revenues for the first six months of fiscal 1998 as compared to film revenues of $50,000 for the first six months of fiscal 1997, and there were no film revenues for the three months ended January 31, 1998 as compared to film revenues of $25,000 for the three months ended January 31, 1997. There were no film project releases during the first six months of fiscal 1998 and 1997, respectively.

     Selling, general and administrative ("SG&A") expenses increased $133,364 to $795,520 for the six months ended January 31, 1998 from $662,156 for the six months ended January 31, 1997 and increased $112,097 to $434,505 for the three months ended January 31, 1998 from $322,408 for the three months ended January 31, 1997. These increases were primarily the result of the addition of several staff positions related to the startup of Video Communications Network, LLC and an increase in travel and related expenses incurred in efforts to strengthen the Company's capital structure.

     Interest expense increased to $17,561 for the first six months of fiscal 1998 from $8,180 for the first six months of fiscal 1997 and increased to $9,054 for the three months ended January 31, 1998 from $6,941 for the three months ended January 31, 1997. These increases were the result of an increase in outstanding debt during the first six months of fiscal 1998.

     Other expense of $90,000 for the six and three months ended January 31, 1997 resulted from an accrual for the anticipated settlement by the parties of a pending arbitration dispute ultimately resolved in the fourth quarter of fiscal 1997.

     As a result of the foregoing factors the Company incurred a net loss $244,182 for the first six months of fiscal 1998 as compared to a net loss of $336,950 for the first six months of fiscal 1997 and incurred a net loss of $341,269 for the three months ended January 31, 1998 as compared to a net loss of $202,068 for the three months ended January 31, 1997.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's strategic goal is to finance its operating (i.e. selling, general and administrative) expenses from the gross profits generated by its television film, commercial production and LSVD operations while utilizing equity financing, pre-production license revenues, and co-producer contributions to finance the production of feature films. Using this strategy, the Company seeks to reduce or eliminate the burden of significant operating losses and negative cash flows, while retaining the potential for significant profits and positive cash flows from feature films. The success of such a strategy is, however, dependent on the Company's ability to control operating expenses, to obtain sufficient, and sufficiently profitable, commercial production contracts, to produce profitable television film projects and to fully develop its LSVD operations.

     Operating cash flows were a negative $228,248 for the six months ended January 31, 1998 and were primarily the result of a shortfall in the level of commercial production revenues and a delay in commencement of the planned LSVD operations of VCN and DETV.

     Accounts receivable decreased by $372,213 as a result of reduced billings and the receipt of several payments against existing accounts receivable; these cash flows were used to reduce the related accounts payable and accrued expenses by $285,041. Film costs increased by $71,446 due to the incurrance of pre-production and production costs related to several television film and feature film projects, including a co-production with Georgia Public Television ("GPTV") scheduled for broadcast on GPTV and other public television stations in August 1998.

     The negative operating cash flows for the first six months of fiscal 1998 were funded from a combination of proceeds from borrowings and the issuance of Company and VCN equity securities.

     Operating cash flows were a negative $171,863 for the six months ended January 31, 1997, principally as the result of a $238,770 shortfall in the coverage of SG&A expenses by television film and commercial production profits. These operating cash flow shortfalls were financed with borrowings related to new debt financing and from the proceeds of equity sales.

     The Company may experience negative operating cash flows in periods when television film and commercial production revenues fail to cover SG&A expenses. Cash flows may also be negative in periods of profitable operations if growth in the Company's level of operations causes costs to rise in advance of collections and the increase is not offset by increases in accounts payable or accrued expenses. Negative operating cash flows, from either cause, will constrain the Company's liquidity, and necessitate the use of debt or equity financing.

     The Company anticipates that it will continue to incur net losses and negative cash flows until the Company fully develops the planned LSVD operations of VCN and DETV and/or develops a consistent level of production for its television film and feature films projects.

     Notes payable and notes payable/related parties, including amounts borrowed subsequent to the quarter ended January 31, 1998, aggregating approximately $509,000 mature during fiscal 1998, resulting in a significant demand upon the Company's operating cash flows. If operating cash flows are unavailable to repay these notes, the Company will attempt to either negotiate an extension of the due dates for these notes or attempt to raise additional funds through new debt/equity financing or the sale of assets.

     The development of the Company's LSVD projects will require significant capital, which the Company generally anticipates raising through the issuance of minority equity interest in the LSVD projects. The Company is currently undertaking the private placement offering of minority interests in both Video Communications Network, LLC, the subsidiary which will produce programming and develop or hold the Company's interest in its overall LSVD activities, and in Diversity Entertainment Television/Atlanta, LLC, the subsidiary which has been organized to develop the Company's Atlanta, Georgia LSVD project (See Notes 2 and 3 to the Condensed Consolidated Financial Statements). Accordingly, the level of the Company's ownership of any or all of its LSVD projects may decrease in the future as minority interests are sold to obtain development or operating funds. However, there can be no assurance that these private placement offerings will be successfully completed by the Company or that alternative financing for the LSVD projects will be available from other sources.

     The Company has had preliminary discussions concerning the financing for the production of its first feature film project, currently titled False River. The Company anticipates that it will organize a Limited Liability Company for these purposes and, subject to availability of funds, plans to begin production in the fourth quarter of fiscal 1998.

     Additionally, the Company is currently considering asset based financing as a means of addressing short-term operating cash flow requirements. There can be no assurance that such a line of credit will be established nor that the terms offered will be acceptable to the Company.

     On the basis of its discussions to date with both potential investors and financial advisors, the Company believes that it will be able to obtain capital sufficient to finance its fiscal 1998 business plan through debt or equity offerings together with the sale of minority interests in its LSVD operations. However, there can be no assurances that any such debt or equity financing will be available to the Company, or if available, that such financing would be available on terms considered acceptable to the Company. The inability to obtain such debt or equity financing as needed would require the Company to suspend or materially reduce the scope of its operations.

PART II - OTHER INFORMATION
---------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         An annual meeting of the stockholders of American Artists Film Corporation was held on January 16, 1998.

The following shares were represented at the meeting in person or by proxy: 1) 747,757 shares of Class A common stock comprising 76.89% of the outstanding shares of Class A common stock, 2) 4,307,175 shares of Class B common stock comprising 79.14% of the outstanding shares of Class B common stock, and 3) 5,054,932 shares of Class A common stock and Class B common stock comprising 78.8% of the outstanding shares of Class A common stock and Class B common stock combined.

          The number of members of the board of directors was fixed at nine, and the following individuals were duly nominated and elected to serve as directors of the Company until the next annual meeting of stockholders or until their respective successors are duly elected and have qualified.

CLASS A COMMON STOCK ELECTED DIRECTOR
-------------------------------------


                                                          Withheld
Name                             Votes For               Authority              Non-Votes
----                             ---------               ---------              ---------
Ben E. Noble                      747,557                   200                  224,782


CLASS B COMMON STOCK ELECTED DIRECTORS
--------------------------------------


                                                          Withheld
Name                             Votes For               Authority              Non-Votes
----                             ---------              ----------              ---------
Steven D. Brown                  4,304,344                   2,831            1,135,547
Rex A. Hauck                     4,304,344                   2,831            1,135,547
Vivian W. Jones                  4,304,344                   2,831            1,135,547
John W. Boyd                     4,304,344                   2,831            1,135,547
Malcolm C. Davenport, V          4,304,344                   2,831            1,135,547
Dr. Glen C. Warren               4,304,344                   2,831            1,135,547
Dr. Dan W. Holloway              4,304,344                   2,831            1,135,547
Norman J. Hoskin                 4,304,344                   2,831            1,135,547



          The Corporation's name change to American Artists Entertainment Corporation was ratified and approved by majority vote of the shares of Class A common stock and the Class B common stock represented at the meeting in person or by proxy voting together as a single class. There were 5,040,077 shares voted in favor of the motion; 300 shares were voted against the motion; and 14,555 shares abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1  Financial Data Schedule

(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K for the quarter ended January 31, 1998.

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


American Artists Film Corporation



By:  /s/  Steven D. Brown                                     March 16, 1998
   ------------------------------
          Steven D. Brown
          Chief Executive Officer



By:   /s/ Robert A. Martinez                                  March 16, 1998
    -----------------------------
          Robert A. Martinez
          Vice President - Finance and
          Chief Financial Officer