Form 10QSB
period 1998-04-30
AMERICAN ARTISTS FILM CORP/MO/
filed 1998-06-15
CIK 1001593

================================================================================

                    U. S SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB

     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      April 30, 1998
                                     ----------------------


     [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
          EXCHANGE ACT

     For the transition period from __________________to__________________

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


                                (404) 876-7373
                           Issuer's telephone number

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   X
                                                                        ------
No ________


     State the number of shares outstanding of each of the issuer's classes of common equity: 1,086,922 shares of Class A Common Stock, $.001 par value per share, and 5,328,339 shares of Class B Common Stock, $.001 par value per share, were outstanding at June 12, 1998.

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

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Financial Statements:
          Balance sheets at April 30, 1998 and July 31, 1997..................................    F-1/F-2

          Statements of operations for the three months and nine months ended April 30, 1998
          and April 30, 1997..................................................................        F-3

          Statements of cash flows for the nine months ended April 30, 1998 and April 30, 1997        F-4

          Notes to Condensed Consolidated Financial Statements................................    F-5/F-7

Item 2.  Management's Discussion and Analysis or Plan of Operation............................   F-8/F-10

PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K.....................................................       F-10

SIGNATURES....................................................................................       F-11

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                     April 30,                     July 31,
                                                             ----------------------        ---------------------
                                                                       1998                          1997
                                                             ----------------------        ---------------------
ASSETS

CASH                                                                    $    23,320                  $    31,379

ACCOUNTS RECEIVABLE                                                         255,719                      508,837

FILM COSTS, NET OF ACCUMULATED AMORTIZATION                                 616,238                      493,912

PROPERTY AND EQUIPMENT, NET                                                  31,425                       41,193

GOODWILL, NET OF ACCUMULATED AMORTIZATION                                    88,072                      117,429

ADVANCES TO OFFICERS                                                        254,700                      220,719
                                                             ----------------------        ---------------------

                                                                        $ 1,269,474                  $ 1,413,469
                                                             ======================        =====================

          See accompanying notes to condensed consolidated financial statements.

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
                                  (UNAUDITED)

                                                                    April 30,                     July 31,
                                                             ----------------------        ---------------------
                                                                       1998                         1997
                                                             ----------------------        ---------------------
LIABILITIES
Line of credit                                                          $    67,686                  $         -
Accounts payable                                                            341,046                      342,860
Accrued expenses                                                            141,951                       72,087
Accrued accounting and legal                                                144,583                      193,510
Accrued compensation and payroll taxes                                       33,469                      108,703
Notes payable                                                               279,660                      316,128
Notes payable/related parties                                               325,000                      155,000
                                                             ----------------------        ---------------------
TOTAL LIABILITIES                                                         1,333,395                    1,188,288
                                                             ----------------------        ---------------------

MINORITY INTERESTS                                                           75,410                       50,000

CONTINGENCIES

(CAPITAL DEFICIT) STOCKHOLDERS' EQUITY
Preferred stock, $.001 par - shares authorized 10,000,000;
 none issued                                                                      -                            -

Common Stock, $.001 par:
  Class A - shares authorized 20,000,000; issued and
   outstanding 1,042,539 and 876,620                                          1,042                          877

  Class B - shares authorized 20,000,000; issued and
   outstanding 5,372,722 and 5,502,277                                        5,373                        5,502

Additional paid-in capital                                                3,308,014                    2,908,117
Unamortized advertising credits                                            (121,776)                    (122,618)
Accumulated deficit                                                      (3,331,984)                  (2,616,697)
                                                             ----------------------        ---------------------
TOTAL (CAPITAL DEFICIT) STOCKHOLDERS' EQUITY                               (139,331)                     175,181
                                                             ----------------------        ---------------------

                                                                        $ 1,269,474                  $ 1,413,469
                                                             ======================        =====================

          See accompanying notes to condensed consolidated financial statements.

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           Three Months Ended April 30,                Nine Months Ended April 30,
                                     --------------------------------------    ----------------------------------------
                                             1998                 1997                 1998                  1997
                                     -----------------    -----------------    ------------------    ------------------
REVENUES
Commercial production                       $  406,577           $  501,227            $2,313,615            $2,098,702
Film revenues                                        -              367,237                     -               417,237
                                     -----------------    -----------------    ------------------    ------------------

                                               406,577              868,464             2,313,615             2,515,939
                                     -----------------    -----------------    ------------------    ------------------

COSTS AND EXPENSES
Cost of commercial production                  376,338              388,450             1,714,477             1,578,263
Film cost amortization                               -              325,263                     -               359,538
Selling, general and administrative            488,586              295,488             1,284,106               957,645
                                     -----------------    -----------------    ------------------    ------------------

                                               864,924            1,009,201             2,998,583             2,895,446
                                     -----------------    -----------------    ------------------    ------------------

LOSS FROM OPERATIONS                          (458,347)            (140,737)             (684,968)             (379,507)

Interest expense                               (12,758)              (2,592)              (30,319)              (10,772)
Other expense                                        -                    -                     -               (90,000)
                                     -----------------    -----------------    ------------------    ------------------

NET LOSS                                    $ (471,105)          $ (143,329)           $ (715,287)           $ (480,279)
                                     =================    =================    ==================    ==================

NET LOSS PER SHARE - BASIC AND
 DILUTED                                         $(.07)               $(.02)                $(.11)                $(.08)
                                      ================     ================     =================     =================
WEIGHTED AVERAGE COMMON
   SHARES                                    6,415,261            6,327,230             6,411,221             6,104,337
                                     =================    =================    ==================    ==================

          See accompanying notes to condensed consolidated financial statements.

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            Nine Months Ended April 30,
                                                                -------------------------------------------------
                                                                         1998                         1997
                                                                --------------------         --------------------
OPERATING ACTIVITIES
  Net loss                                                                 $(715,287)                   $(480,279)
  Adjustments to reconcile net loss to cash used in
     operating activities:
     Film costs amortization                                                       -                      359,538
     Depreciation and amortization                                            41,446                       44,197
     Changes in assets and liabilities:
         Accounts receivable                                                 253,118                     (119,691)
         Film costs additions                                               (122,326)                    (344,393)
         Other assets                                                        (33,139)                         815
         Accounts payable                                                     (1,814)                     153,475
         Accrued expenses                                                    (54,297)                      (8,073)
         Deferred revenue                                                          -                      (11,867)
                                                                --------------------         --------------------
Cash used in operating activities                                           (632,299)                    (406,278)

INVESTING ACTIVITIES
Capital expenditures                                                          (2,321)                           -
                                                                --------------------         --------------------

FINANCING ACTIVITIES
Repayment of notes payable                                                  (513,968)                     (72,348)
Borrowings under notes payable                                               647,500                      150,000
Borrowings under line of credit, net                                          67,686                            -
Issuance of minority interests                                               325,343                            -
Issuance of common stock                                                     100,000                      335,000
                                                                --------------------         --------------------
Cash provided by financing activities                                        626,561                      412,652

NET INCREASE (DECREASE) IN CASH                                               (8,059)                       6,374
                                                                --------------------         --------------------

CASH, beginning of period                                                     31,379                            -
                                                                --------------------         --------------------
CASH, end of period                                                        $  23,320                    $   6,374
                                                                ====================         ====================

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

     In January 1998, VCN commenced a private placement offering, under Regulation D of the Securities Act of 1933, of an aggregate of 1,110 LLC shares in $100,000 units comprised of 222 LLC shares together with a warrant to purchase 50,000 shares of the Company's Class A common stock at an exercise price of $3.00 per share, exercisable through January 2001. Minority interest on the consolidated balance sheet reflects a reduction of the Company's ownership to 74% as a result of VCN's receipt of $300,000 for three units sold through April 30, 1998.

     VCN has incurred expenses of $424,133 as of April 30, 1998. These expenses have been funded by advances from the Company and proceeds of VCN's private placement offering.

     The Company consolidates the accounts of VCN and reflects a minority interest in the remaining 26% interest in VCN in its consolidated financial statements.

NOTE 3 - DIVERSITY ENTERTAINMENT TELEVISION/ATLANTA, LLC

     In June 1997, VCN and an unaffiliated consultant organized Diversity Entertainment Television/Atlanta, LLC ("DETV"). DETV was organized for the purpose of installing and operating a LSVD operation in Atlanta, Georgia.

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

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     VCN consolidates the accounts of DETV and reflects a minority interest of 26.5% in its financial statements. VCN's minority interest in DETV is reflected as a component of minority interest in the Company's consolidated financial statements. DETV had not incurred a significant level of expenses nor generated any revenues as of April 30, 1998.

NOTE 4 - STOCKHOLDERS' EQUITY

Changes in the Company's Class A and Class B common stock during the nine months ended April 30, 1998 were as follows:

                                      --------------------------------------------------------------
                                                  Class A Common    Class B Common      Additional
                                       Shares         Stock             Stock        Paid-in Capital
                                      --------------------------------------------------------------
Private placement, together with
 37,000 warrants exercisable through
 June 2000 at $2.80 per share (sold
 to a board of director member)         36,364               36                 -            99,964

Conversions of Class B shares to
 Class A shares                        129,555              129              (129)                -
                                      --------------------------------------------------------------
                                                            165              (129)           99,964
                                      ==============================================================

NOTE 5 - NOTES PAYABLE

     The Company entered into and/or modified existing notes payable agreements as follows:

     (a) In November 1997, the Company received an extension of the maturity date for its unsecured installment note payable to bank. This installment note's maturity date was extended to November 1998 with all other terms remaining unchanged.

     (b) The Company borrowed $150,000 from two board of director members during the period from January 1998 through April 1998. These unsecured loans bear interest at the prime rate plus 1% and are due upon demand.

     (c) The Company borrowed $75,000 from a shareholder in March 1998. This unsecured loan bears interest at the prime rate plus 1% and is due upon demand.

NOTE 6  - LINE OF CREDIT

     First Light Entertainment Corporation, a wholly-owned subsidiary, entered into a line of credit agreement with a financial institution in April 1998.
This asset-based credit facility provides for borrowings not to exceed $1,000,000 and bears interest at the prime rate plus 2.5%, subject to a minimum monthly service fee of $500. All advances are made based upon availability under a borrowing base calculation which allows for borrowings up to 85% of accounts receivable. Unused availability under the borrowing base calculation amounted to $62,068 at April 30, 1998.

                       AMERICAN ARTISTS FILM CORPORATION
                               AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     The credit facility has two financial covenants related to the maintenance of minimum levels of working capital and tangible net worth. The Company was in compliance with these covenants at April 30, 1998. This line of credit facility has a one year term and is guaranteed by the Company.

NOTE 7 - EARNINGS PER SHARE

     The Company adopted the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," effective January 31, 1998, and has restated the earnings per share amounts for prior periods. Basic and diluted earnings per share are computed on the basis of net income or loss divided by the weighted average number of common shares (Class A and Class B) outstanding during the relevant period. Diluted earnings per share excludes the effects of stock options and warrants (and is therefore the same as basic earnings per share) as their effects would be anti-dilutive due to the net losses. There were 2,284,455 and 664,517 anti-dilutive common stock options and common stock warrants outstanding at April 30, 1998 and 1997, respectively.

NOTE 8 - FALSE RIVER, LLC

     In March 1998, the Company organized False River, LLC ("False River") for the purpose of producing a feature film, currently titled False River. In exchange for nominal consideration, the Company obtained 100% of the ordinary LLC shares of False River.

     The operating agreement, as amended and restated, also provides for the issuance of preferred distribution LLC shares, which are entitled to a preferred distribution from net profits, as defined. However, the preferred distribution shares may not constitute more that 49% of the ownership interest in False River. In April 1998, a board of director member acquired 2,450 preferred distribution LLC shares, representing 4.6% of all outstanding LLC shares, in exchange for $25,000.

     The Company consolidates the accounts of False River and reflects a minority interest in the remaining 4.6% interest in False River in its consolidated financial statements.

NOTE 9 - SUBSEQUENT EVENTS

     The Company completed the following transactions subsequent to April 30, 1998:

     (a) A board of director member extended a loan of $200,000 to the Company. This loan is due on demand and bears interest at the prime rate plus 1%.

     (b) Two board of director members acquired 26,950 preferred distribution LLC shares in False River representing 27% of all outstanding LLC shares, in exchange for $300,000. The Company subscribed for the remaining 19,600 preferred distribution LLC shares, representing 19.6% of all outstanding LLC shares in False River.

     (c) False River signed collective bargaining agreements with the Screen Actors Guild and Directors Guild of America, Inc. ("DGA"). These agreements call for adherence to certain procedures and standards related to the production of a feature film and the revenues generated from its exploitation. The Company has guaranteed the full and complete performance by False River in relation to its agreement with DGA.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     RESULTS OF OPERATIONS

     NINE AND THREE MONTHS ENDED APRIL 30, 1998 COMPARED TO THE NINE AND THREE MONTHS ENDED APRIL 30, 1997

     Revenues for the first nine months of fiscal 1998 decreased as compared to revenues for the first nine months of fiscal 1997, principally as a result of a lack of film revenues in the third quarter of fiscal 1998. The lack of film revenues was partially offset by an overall increase in commercial production revenues during the first nine months of fiscal 1998.

     Commercial production revenues were $2,313,615 for the first nine months of fiscal 1998, representing an increase of $214,913 or 10.2% from commercial production revenues of $2,098,702 for the first nine months of fiscal 1997. This increase was due primarily to a significant increase in the average size of awarded commercial production contracts in the first quarter of fiscal 1998.

     Commercial production revenues decreased by $94,650 to $406,577 for the three months ended April 30, 1998 from $501,227 for the three months ended April 30, 1997. This decrease was the result of a decrease in the number of bidding opportunities and successful bids.

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

     One individual, who directed commercials representing 61.8% of the Company's revenues in fiscal 1997, ended her relationship with the Company in December 1997. The adverse effect of the loss of the Company's relationship with this director was, during the second and third quarters of fiscal 1998, partially offset by increases in commercial projects obtained with other directors with which the Company has worked with throughout fiscal 1997 and 1998. The Company will continue to attempt to establish relationships with other commercial directors, both to offset the effects of this departure and to lessen the Company's exposure to adverse effects from future changes in relationships with individual directors.

     Gross profits for commercial production were $599,138 and $520,439 for the nine months ended April 30, 1998 and 1997, respectively. Gross profits for commercial production were $30,239 and $112,777 for the three months ended April 30, 1998 and 1997, respectively. Commercial production costs, as a percentage of related revenues, were 74.1% and 75.2% for the nine months ended April 30, 1998 and 1997, respectively. Commercial production costs, as a percentage of related revenues, were 92.6% for the three months ended April 30, 1998 as compared to 77.5% for the three months ended April 30, 1997. The increase in commercial production costs, in the third quarter of fiscal 1998, primarily relates to a significant overall decrease in gross profits on successful bids obtained by the Company and a decrease in the average size of awarded commercial production. The Company has faced, in the last three months, increased competition for commercial contracts, and has noted increased pressure on prices. The Company is unable to predict whether such competition and price pressure will increase or lessen in the future.

     There were no film revenues for the first nine months of fiscal 1998, as well as for the three months ended April 30, 1998. Film revenues amounted to $417,237 for the first nine months of fiscal 1997 and $367,237 for the three months ended April 30, 1997. The decrease in film revenues relates primarily to a delay in a scheduled broadcast date for one of the Company's television film projects. This project was initially scheduled for broadcast in March 1998 but has been rescheduled for broadcast in August 1998 to take advantage of a more favorable broadcasting period.

     Selling, general and administrative ("SG&A") expenses increased $326,461 to $1,284,106 for the nine months ended April 30, 1998 from $957,645 for the nine months ended April 30, 1997 and increased $193,098 to $488,586 for the three months ended April 30, 1998 from $295,488 for the three months ended April 30, 1997. These increases were primarily the result of the addition of several staff positions in, August 1997, related to the startup of Video Communications Network, LLC, promotional costs related to the introduction of VCN and DETV to potential customers and capital sources and an increase in travel and related expenses incurred in efforts to strengthen the Company's capital resources.

     Interest expense increased to $30,319 for the first nine months of fiscal 1998 from $10,772 for the first nine months of fiscal 1997 and increased to $12,758 for the three months ended April 30, 1998 from $2,592 for the three months ended April 30, 1997. These increases were the result of an increase in outstanding debt during the first nine months of fiscal 1998.

     Other expense of $90,000 for the nine months ended April 30, 1997 resulted from an accrual for the anticipated settlement by the parties of a pending arbitration dispute ultimately resolved in the fourth quarter of fiscal 1997.

     As a result of the foregoing factors the Company incurred a net loss $715,287 for the first nine months of fiscal 1998 as compared to a net loss of $480,279 for the first nine months of fiscal 1997 and incurred a net loss of $471,105 for the three months ended April 30, 1998 as compared to a net loss of $143,329 for the three months ended April 30, 1997.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's strategic goal is to finance its operating (i.e. selling, general and administrative) expenses from the gross profits generated by its television film, commercial production and LSVD operations while utilizing equity financing, pre-production license revenues, and co-producer contributions to finance the production of feature films. Using this strategy, the Company seeks to reduce or eliminate the burden of significant operating losses and negative cash flows, while retaining the potential for significant profits and positive cash flows from feature films. The success of such a strategy is, however, dependent on the Company's ability to control operating expenses, to obtain sufficient, and sufficiently profitable, commercial production contracts and television film projects, and to fully develop its LSVD operations.

     Operating cash flows were a negative $632,299 for the nine months ended April 30, 1998 and were primarily the result of a shortfall in the level of television film revenues, a decrease in the level of gross profits on commercial production revenues and a delay in commencement of the planned LSVD operations of VCN and DETV. The Company may experience negative operating cash flows in periods when television film and commercial production revenues fail to cover SG&A expenses. Cash flows may also be negative in periods of profitable operations if growth in the Company's level of operations causes costs to rise in advance of collections and the increase is not offset by increases in accounts payable or accrued expenses. Negative operating cash flows, from either cause, will constrain the Company's liquidity, and necessitate the use of debt or equity financing.

     The Company anticipates that it will continue to incur net losses and negative cash flows until the Company fully develops the planned LSVD operations of VCN and DETV and/or develops a consistent level of production for its television film and feature films projects.

     Accounts receivable decreased by $253,118, primarily as a result of reduced commercial production. Film costs increased by $122,326 due to the incurrance of pre-production and production costs related to several television film and feature film projects, including the feature film project False River and When Souls Meet, a television film being co-produced with Georgia Public Television ("GPTV"), which is scheduled for broadcast on GPTV and other public television stations in August 1998.

     The negative operating cash flows for the first nine months of fiscal 1998 were funded from a combination of proceeds from borrowings, the issuance of equity securities by the Company, and the issuance of VCN equity securities (minority interests) which were used to fund VCN expenses, which are included in the Company's negative operating cash flows.

     Operating cash flows were a negative $406,278 for the nine months ended April 30, 1997 principally as the result of a $379,507 shortfall, which included amortized production costs of $318,264 that were incurred in the nine month period, in the coverage of SG&A expenses by television film and commercial production profits. The operating cash flows shortfall was financed with borrowings related to new debt financing and from the proceeds of equity offerings.

     Notes payable and notes payable/related parties, including amounts borrowed subsequent April 30, 1998, aggregating approximately $838,000 mature during fiscal 1998, which will result in a significant demand upon the Company's operating cash flows. If operating cash flows are unavailable to repay these notes, the Company will attempt to either negotiate an extension of the due dates for these notes or attempt to raise additional funds through new debt/equity financing or the sale of assets.

     The development of the Company's LSVD projects will require significant capital, which the Company generally anticipates raising through the issuance of minority equity interest in the LSVD projects. The Company is currently undertaking the private placement offering of minority interests in both Video Communications Network, LLC, the subsidiary which will produce programming and develop or hold the Company's interest in its overall LSVD activities, and in Diversity Entertainment Television/Atlanta, LLC, the subsidiary which has been organized to develop the Company's Atlanta, Georgia LSVD project. Accordingly, the level of the Company's ownership of any or all of its LSVD projects may decrease in the future as minority interests are sold to obtain development or operating funds. However, there can be no assurance that these private placement offerings will be successfully completed by the Company or that alternative financing for the LSVD projects will be available from other sources.

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

PART II - OTHER INFORMATION
---------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10 Loan and Security Agreement Between First Light Entertainment Corporation and Emergent Financial Corp.
     27.1   Financial Data Schedule

(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K for the quarter ended April 30, 1998.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


American Artists Film Corporation



By:     /s/ Steven D. Brown                June 12, 1998
   ----------------------------------
        Steven D. Brown
        Chief Executive Officer



By:     /s/ Robert A. Martinez            June 12, 1998
    ---------------------------------

        Robert A. Martinez
        Vice President - Finance and
        Chief Financial Officer