Form 10KSB
period 1998-07-31
AMERICAN ARTISTS ENTERTAINMENT CORP
filed 1999-03-11
CIK 1001593

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended July 31, 1998

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from               to
                                     ------------     -----------

                        Commission file number 000-20759
                                               ---------

                   AMERICAN ARTISTS ENTERTAINMENT CORPORATION
                  (FORMERLY AMERICAN ARTISTS FILM CORPORATION)
                 (Name of small business issuer in its charter)

                      MISSOURI                            58-1950450
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification No.)

         6600 PEACHTREE DUNWOODY ROAD
             BUILDING 600, SUITE 250
                ATLANTA, GEORGIA                            30328
     (Address of principal executive offices)             (Zip code)

                    Issuer's telephone number (770) 390-9180

       Securities registered under Section 12(b) of the Exchange Act:
                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
                 CLASS A COMMON STOCK, $.001 PAR VALUE PER SHARE

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    No X
                                                                       --    --

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

         State issuer's revenues for its most recent fiscal year:  $2,450,958

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of the close of business on March 2, 1999:

            Class A common stock, $.001 par value:  $ 520,744
            Class B common stock, $.001 par value:  There is no established market for the Class B
                                                    common stock

         State the number of shares outstanding of each of the issuer's class of common equity: 3,319,745 shares of Class A common stock, $.001 par value per share and 3,225,516 shares of Class B common stock, $.001 par value per share were outstanding as of March 2, 1999.

         Documents incorporated by reference:   NONE

                   AMERICAN ARTISTS ENTERTAINMENT CORPORATION
                                   FORM 10-KSB
                                TABLE OF CONTENTS


PART I                                                                      Page
                                                                            ----

         Item 1.  Description of Business.....................................3
         Item 2.  Description of Property....................................16
         Item 3.  Legal Proceedings..........................................16
         Item 4.  Submission of Matters to a Vote of Security Holders........16

PART II

         Item 5.  Market for Common Equity and Related
                    Stockholder Matters......................................16
         Item 6.  Management's Discussion and Analysis or Plan
                    of Operation.............................................17
         Item 7.  Financial Statements.......................................24
         Item 8.  Changes In and Disagreements With Accountants
                    on Accounting and Financial Disclosures..................24

PART III

         Item 9.  Directors, Executive Officers, Promoters and
                    Control Persons; Compliance with Section 16(a)
                    of the Exchange Act......................................24
         Item 10. Executive Compensation.....................................26
         Item 11. Security Ownership of Certain Beneficial
                    Owners and Management....................................27
         Item 12. Certain Relationships and Related
                    Transactions.............................................28
         Item 13. Exhibits and Reports on Form 8-K...........................32

SIGNATURES...................................................................37

INDEX TO FINANCIAL STATEMENTS...............................................F-1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

         American Artists Entertainment Corporation (the "Company"), known prior to February 1999 as "American Artists Film Corporation," legally changed its name on February 5, 1999. The Company, organized in July 1995 as a Missouri Corporation under the name Setab Alpha, Inc., is the successor by merger of a Georgia corporation named American Artists Film Corporation that was founded in July 1991. The Georgia corporation is sometimes referred to herein as "Old American Artists"; the Missouri corporation prior to the merger is sometimes referred to herein as "Setab." Unless otherwise indicated by the context, as used herein, the term "the Company" includes its predecessors and subsidiaries, and discussion of the business and operations of the Company include those of Old American Artists; Setab had no business operations prior to the merger with Old American Artists.

         The Company is engaged in the contract production of television commercials and corporate/industrial videos, the development and production of television specials and related properties, and the development of feature-length motion picture screenplays and other media products for possible future production or license. The Company classifies its operations into two business segments: (i) film development and production, which includes the development and production of both cable or television films and specials and feature films, and (ii) commercial contract production, which includes the production of both commercials and corporate/industrial videos. Additionally, during fiscal 1997 and 1998, the Company incurred developmental and organizational expenses for a new business segment focused on the development and operation of a network of large screen video display ("LSVD") operations. See Note 13 of the Notes to Consolidated Financial Statements for financial information concerning the Company's business segments.

         The Company's contract commercial production operations, conducted through its First Light Entertainment Corporation ("First Light") subsidiary, suffered a significant decline in revenues during the fourth quarter of fiscal 1998, and as a result incurred an operating loss. In October 1998, the Company decided to temporarily cease First Light's operations while it evaluated the form and direction of its future contract commercial production operations. That study is ongoing and the Company has not yet determined whether it will renew these operations, and if so whether it will do so under the First Light name, through American Artists Films, or through another entity. See Item 1. Description of Business - Business of Company - Contract Commercial Production, and Item 6. Management's Discussions and Analysis or Plan of Operation.

         As a result of the losses of this operation, the lack of film revenues (due to the release of no new films) and the expenditures incurred in the Company's development of television and feature film projects and LSVD operations, the Company incurred a significant net loss in fiscal 1998, and at July 31, 1998 had significant working capital and stockholders' equity deficits. Additionally, the Company had negative cash flows from operations in fiscal 1998 and at July 31, 1998 was in default or past due with respect to several loans. The Company's continued operation will be dependent on its short term ability to obtain additional capital through debt or equity placements, or project financing arrangements to alleviate its cash flow and liquidity problems, and its longer term ability to successfully finance, complete and earn revenues from one or more of its various film and/or LSVD projects. See Item 6. Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources.

         The Company's executive offices are located at 6600 Peachtree Dunwoody Road, Building 600, Suite 250 Atlanta, Georgia 30328, and its telephone number is 770-390-9180.

BACKGROUND

          Old American Artists was founded in July 1991. In August 1993 the Company acquired all of the outstanding capital stock of First Light, a television commercial producer. In June 1994 the Company subscribed for 49% of the outstanding capital stock of Diversity Filmworks, Inc. ("Diversity"), formerly First Light Diversity, Inc., a television commercial producer organized and 51%-owned by Tyrone C. Johnson.

         In May 1996 Setab entered into an agreement ("Merger Agreement") with Old American Artists for the merger (the "Merger") of Setab and Old American Artists. The Merger was consummated on October 7, 1996 (the "Merger Date") and Setab, as the surviving corporation, subsequently changed its name to American Artists Film

Corporation. The surviving corporation changed its name to American Artists Entertainment Corporation in February 1999.

         Concurrent with and as a condition of the Merger, on October 7, 1996, Setab completed a public offering (the "Public Offering") of 700,000 shares of its Class A common stock, par value $.001 per share (the "Class A common stock"). The net proceeds of its Public Offering were $15,477, which Setab used to pay existing liabilities.

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

         Each share of Class B common stock is convertible at any time at the election of the holder into one share of Class A common stock. The Class A common stock and the Class B common stock are substantially similar in all respects and the holders thereof will have equal rights and privileges, except with respect to the election of directors. In the election of directors, holders of Class B common stock, voting as a separate class, are entitled to elect a number of directors equal to the greater of (i) the number (rounded to the nearest whole number) that bears to the total number of directors of the Company the same ratio that the number of outstanding shares of Class B common stock bears to the aggregate number of outstanding shares of Class A and Class B common stock, or (ii) the smallest number of directors that constitutes a majority of the board of directors. Holders of Class A common stock voting as a separate class will be entitled to elect all of the other members of the board of directors.

BUSINESS OF THE COMPANY

         Television - Introduction

         The Company's operations related to the television industry consist of the development and production of specials and feature films for distribution to both the domestic United States and foreign television markets. These operations are conducted principally through the American Artists Films division of the Company.

         Television - Industry Overview

         The United States domestic television market remains the largest in the world, consisting of the principal broadcast networks and their affiliates, independent television stations and cable television networks. The domestic market for television programming primarily is composed of four submarkets: broadcast television networks (ABC, CBS, NBC and Fox, and emerging networks UPN and WBN), pay cable services (HBO/Cinemax, Encore/Starz and Showtime/The Movie Channel), basic cable services (USA Network, the Arts & Entertainment Network, Lifetime, The Family Channel, The Disney Channel, and Turner Broadcasting Network) and syndicators of first-run programming (such as MCA, King World Productions and Multimedia, Inc.).

         The foreign market for television programming includes traditional television stations and networks as well as cable and satellite delivered programming.

         The number and geographic coverage of television networks and cable and satellite program delivery systems has expanded both domestically and overseas in recent years, and the Company believes that it is likely that such expansion will continue. Such expansion creates increases in the demand for programs produced by major film studios, production divisions or affiliates of the major networks, independent station owners and independent producers such as the Company.

         Television - Production

         As a producer, the Company first develops literary properties internally or acquires them from third parties. These properties are then presented to various programmers (network, cable and public television) depending upon the programmer's interest in the subject matter. A development agreement may be entered into to further develop the programming concept. A development agreement typically calls for the development of a production budget and treatment for the programming concept. Once the development materials are delivered, the programmer may order production of a single pilot episode, a limited number of episodes in the case of a series, or the entire production in the case of a television special, movie-for-television or mini-series.

         Once the programmer elects to order a production, the Company and programmer negotiate and enter into a production agreement that includes provisions for financing and production deliverables. The Company then undertakes pre-production activities, production personnel (director, actors, producers and technical personnel) are engaged, filming is scheduled, locations are arranged and other steps are taken to prepare the project for principal photography. Principal photography then commences, followed by post-production, in which the film is edited, synchronized with music and dialogue and, in certain cases, special effects are added. In the case of a series, if episodes are ordered and the ratings are sufficiently strong, additional episodes may be ordered for the entire season or for additional seasons, as applicable.

         The Company hires writers, directors, cast and crew members on a project-by-project basis. The terms of employment and compensation are negotiated in light of an individual's previous experience, the prevailing market conditions and, where applicable, collective bargaining agreements. The Company may also use certain on-staff producers, directors and technical personnel in its productions. The Company also contracts for locations, sets, post-production personnel and facilities, on an as-needed basis.

         In December 1998, the Company entered into a consulting agreement ("Programming Agreement") with an individual who possesses a number of years of experience in the television industry. The Programming Agreement calls for the consultant to assist the Company in the creation, development, packaging and production of certain television and feature film properties ("Properties"), including television series. As consideration for his services, the consultant will receive, in addition to certain "on screen" credits, thirty-three percent (33%) of all net profits, as defined (generally revenues after the recovery of all production and distribution costs), generated from Properties introduced to the Company under this Programming Agreement. The Programming Agreement generally will relate to properties identified by the consultant and exclude project ideas identified by the Company.

         Television - Projects

         The following sets forth information concerning the various television specials or film projects the Company currently has in various stages of development or production.

         Miracles. In October 1998, the Company entered into an agreement ("HBO Agreement") with Home Box Office ("HBO"), a division of Time Warner Entertainment Company, L.P., to develop a one hour special on the subject of "miracles." The HBO Agreement provided for the payment to the Company of a development budget of $20,663 to develop a treatment and production budget. The development materials were delivered to HBO in October 1998, which, under the HBO Agreement, is permitted three months in which to decide whether to fund the production of the one hour special.

         The HBO Agreement was amended by the parties in February 1999 to provide for the preparation of additional development materials in relation to the one hour special. The amendment also called for a $37,376 increase in the development budget.

         In connection with the HBO Agreement, the Company also entered into an executive producer agreement with the originator and developer of the subject material for this one hour special. This agreement provides for certain screen credits, an executive producer fee, to be negotiated at the time of production funding, and a profit participation in profits, if any, as defined.

         Trafford Project. In August 1998, the Company and an independent project investor entered into a production agreement ("Trafford Agreement") to produce a thirty minute video on the ideas and opinions of Ms. Angela Passidomo Trafford on the subject of "spiritual healing." The Trafford Agreement calls for the Company to provide the writer, producer, director and all other production personnel and equipment necessary to produce the thirty minute video in exchange for a production fee of $25,000. The Trafford Agreement also provides for joint ownership in the completed project and a 50/50 split of revenues, after first distributing $30,000 to the independent investor and then distributing $15,000 to the Company. The Company completed production and delivered the thirty minute video in October 1998.

         When Souls Meet. The Company is in the final stages of post-production on a television special, titled "When Souls Meet," featuring the ideas and opinions of Robert Johnson and Marion Woodman, experts in the fields of Jungian psychology, mythology and dream interpretation. This project is being co-produced with Georgia Public Television ("GPTV"), a division of the Georgia Public Telecommunications Commission, and in association with the Episcopal Radio-TV Foundation.

         The "When Souls Meet" special is currently scheduled to be broadcast by GPTV in fiscal 1999, and in addition will be made available to other member stations of the Public Broadcasting System ("PBS") through the program sharing arrangements between the PBS stations. The Company and GPTV, the owners of the special, will be entitled to receive from each airing PBS station (including
GPTV) a fee of a specified percentage of the viewer pledges or donations obtained as a result of the program's broadcast. The Company and GPTV will share equally in such fees, after the payment of (i) 5% of such fees to each Mr. Johnson and Ms. Woodman, and (ii) for the first five years from the date of the first broadcast, 10% to the Episcopal Media Center ("EMC"). EMC has been granted the rights to all revenues from certain religious markets. The Company, Mr. Johnson and Ms. Woodman would share all book related revenues, if any, on a 50/25/25 basis.

         Fire From The Sky. In 1997 the Company co-produced with Turner Original Productions, Inc. ("TOP") a one-hour special titled "Fire From The Sky." This special was initially broadcast on the TBS Superstation ("TBS") in March 1997 and has been subsequently re-broadcast on TBS and The Cable News Network ("CNN"). Under the production agreement ("Production Agreement") with TOP, dated October 11, 1996, as amended on November 13, 1996, the Company received production fees amounting to $368,100 for the production of this special. The terms of the Production Agreement also call for a limited participation by the Company in certain international, internet and publishing net profits. Through fiscal 1998 the Company has not recognized any revenues related to these limited participations.

         Angels. In 1994 the Company produced with Greystone Communications, Inc. ("Greystone"), two 2-hour prime time specials for the NBC television network: "Angels: The Mysterious Messengers," hosted by Patty Duke, and "Angels
II: Beyond the Light," hosted by Stephanie Powers. Both programs were initially licensed to NBC, which aired the first program twice and the second program once. NBC's rights to further airings expired in November, 1996. In June 1996 the Company entered a three-year license agreement authorizing TOP to broadcast the two Angels programs on TBS for a total license fee of $100,000. TOP is permitted to air each of the Angels programs 18 times over the three year period. The Company and its co-producer bear any obligation for residuals and must refrain from licensing the programs to any other broadcaster in the United States during the term of the license. TOP began airing the programs in October 1996.

         The Company also entered a 3-year agreement ("Haber Agreement") in July 1994 with Alfred Haber Distribution, Inc. for foreign distribution of the Angels programs. Under this agreement, the Company and Greystone receive 75% of any license fees, less expenses, obtained from licensing the Angels programs outside the United States. License fees have now been received for television, cable and satellite broadcasts of the programs in more than 55 countries. The Haber Agreement expired in August 1997 and was extended for an additional eighteen month period through January 1999. The Company is currently evaluating its options, which may include an extension or replacement of this agreement.

         Under a May 1994 agreement, Calling Card Company, Inc. ("CCC") marketed home videos of the Angels programs through advertising during the NBC network broadcast, providing royalties, which were shared by NBC, the Company and Greystone, of $223,000 through July 31, 1998. In addition, a video edition of the first Angels program has been separately marketed by Time-Life Video under an August 1994 agreement which granted Time-Life exclusive home-video rights to the program in the United States and Canada for a five-year term. The agreement provided for $100,000 in non-refundable advance royalties and guaranteed minimum royalties of $10,000 per year for the duration of the agreement after recoupment of the advanced royalties. Royalties under the agreement are shared among NBC, the Company, and Greystone.

         The Company also developed a book entitled Angels: The Mysterious Messengers, edited for the Company by Mr. Hauck and published by Ballantine Books, Inc. The book has also been published in German, Italian, French and Spanish editions. Advance royalties for the book amounted to $250,000.

         The Company financed development of the initial Angels program primarily through the private placement of $128,000 of its Revenue Participating Joint Venture Investment Units with eight accredited investors. The private placement was completed in February 1994. Investors receive 100% of the Company's revenues from the first television special and ancillary rights until their initial investment has been returned, 50% thereafter until an equal additional amount has been received, and 25% of any further revenues. The investors also receive 5% of the Company's revenues from the second television special. Through July 1998 the investors had received an aggregate return of $1.30 for each dollar of their investment. Additional distributions may be made later depending on future revenues of the Angels programs.

         Windows of Heaven. The Company has completed its principal photography and prepared a three minute trailer for a project on the subject of re-occurring global-wide destructions throughout recorded time. This project is being produced in association with King Arthur Productions, LLC ("KAP"). The production agreement calls for the distribution of revenues, after the recovery of all production costs, 46.5% to the Company and the remainder to KAP's investors and other parties associated with the project. This allocation remains in effect for revenues received for licensing rights covering the period from June 1997 to December 2000, with all other revenues allocated evenly between the Company and KAP.

         The Company has initiated discussions with several cable television networks in relation to the licensing of the rights for the broadcast of this production, but there can be no assurance that a suitable licensing agreement can be reached or that the proposed project will be carried out.

         The Millennium. Since 1995 the Company has been developing the concept for a related group of television specials and other media properties pertaining to the forthcoming end of the second millennium of the modern era. The development work has included historical and scientific research, development of themes and preparation of story treatments.

         In October 1994 the Company organized Millennium Group, L.L.C. ("MG"), as a Georgia limited liability company with itself as Manager, for the purpose of developing an initial one-hour television special on the subject of the millennium. MG financed certain research and development of the millennium materials through a private placement of $50,000 of limited liability company interests with three accredited investors. In July 1998, the Company acquired 100% of the outstanding LLC shares of MG in exchange for 25,000 shares of the Company's Class A common stock.

         The Company has presented this "millennium" concept to several television and cable networks, and although it has received indications of interest, it to date has been unable to obtain a firm agreement for the production and broadcast of any program. The production of a program based on these materials, packaged as a "millennium" concept, would have to begin within the first half of calendar 1999 in order to insure that the program could be broadcast at or near the time of the year 2000 new year. There can be no assurances that the Company will be able to obtain a production and broadcast agreement within this time frame; however, a substantial portion of the materials developed for this project could, in the Company's opinion, also be utilized in a film special not directly tied to the turn-of-the-century.

         Other. The Company currently has over twenty other television projects/proposals in various stages of development, presentation and pre-production including both television specials and series. Negotiations are ongoing with a cross-section of the television industry, including representation from cable, network and public television. There can be no assurances that these negotiations will yield production agreements that will be acceptable to the Company or that any of the projects will result in completed films or series.

         Feature Films - Introduction

         For the feature film market, the Company attempts to develop and produce feature length films for distribution in both the domestic United States and foreign markets. These operations are conducted principally through the American Artists Films division of the Company.

         Feature Films - Industry Overview

         The business of the feature film industry may be broadly divided into two major segments: production, involving the development, financing and making of feature films, and distribution, involving the promotion and exploitation of completed feature films in a variety of media.

         Historically, the largest companies, the so-called "Majors" and "mini-Majors," have dominated the feature film industry by both producing and distributing a majority of the feature films which generate significant box office receipts. Over the past decade, however, "Independents" or smaller film production and distribution companies, such as the Company, have played an increasing role in the production and distribution of feature films to fill the increasing worldwide demand for filmed entertainment product.

         The Majors (and mini-Majors) include Universal Pictures, Warner Bros. Pictures, Metro-Goldwyn-Mayer Inc., Twentieth Century Fox Film Corporation, Paramount Pictures Corporation, Sony Pictures Entertainment (including Columbia Pictures, TriStar Pictures and Triumph Releasing) and The Walt Disney Company (Buena Vista Pictures, Touchstone Pictures and Hollywood Pictures). Generally, the Majors own their own production studios (including lots, sound stages and post-production facilities), have nationwide or worldwide distribution organizations, release pictures with direct production costs generally ranging from $25 million to $75 million, and provide a continual source of pictures to film exhibitors. In addition, some of the Majors have divisions which are promoted as "independent" distributors of motion pictures. These "independent" divisions of Majors include Miramax Films (a division of The Walt Disney Company), Sony Classics (a division of Sony Pictures), The Samuel Goldwyn Company (a division of Metro-Goldwyn-Mayer), October Films (a division of Universal), New Line (a division of Time Warner) and its Fine Line distribution label, and Republic Pictures (a division of Viacom).

         In addition to the Majors, the Independents engaged primarily in the distribution of motion pictures produced by companies other than the Majors include, among others, Trimark Holdings and Live Entertainment. The Independents typically do not own production studios or employ as large a development or production staff as the Majors.

         Feature Films - Production and Financing

         The production of a feature film usually involves four steps: development, pre-production, production and post-production. The development stage includes developing a concept internally, or obtaining an original screenplay or a screenplay based on a pre-existing literary work, or acquiring and rewriting a screenplay. Creative personnel may be contacted to determine availability and for planning the timing of the project, or in some cases actually hired. In pre-production, a budget is prepared, the remaining creative personnel, including a director, actors and various technical personnel are identified, shooting schedules and locations are planned and other steps necessary to prepare for principal photography are completed. Production commences with principal photography of the project and generally continues for a period of not more than three months. In post-production, the film is edited and synchronized with music and dialogue and, in certain cases, special effects are added. The final edited synchronized product, the negative, is used to manufacture release prints suitable for public exhibition.

         The production of a feature film requires the financing of the direct and indirect overhead costs of production. Direct production costs include film studio rental, cinematography, post-production costs and the compensation of creative and other production personnel. Distribution costs (including costs of advertising and release prints) are not included in direct production costs.

         The Majors generally have sufficient cash flow from their feature films and related activities, or in some cases, from unrelated businesses (e.g., theme parks, publishing, electronics, and merchandising) to pay or otherwise provide for their production costs. Overhead costs are, in substantial part, the salaries and related costs of the production staff and physical facilities which the Majors maintain on a full-time basis. The Majors often enter into contracts with writers, producers and other creative personnel for multiple projects or for fixed periods of time.

         Independents generally avoid incurring substantial overhead costs by hiring creative and other production personnel and retaining the other elements required for pre-production, principal photography and post-production activities only on a project-by-project basis. Unlike the Majors, Independents also typically finance their production activities from various sources, including bank loans, "pre-sales," equity offerings and joint ventures. Independents generally attempt to complete their financing of a feature film production prior to commencement of principal photography, at which point substantial production costs begin to be incurred and to require payment.

         "Pre-sales" are often used by Independents to finance all or a portion of the direct production costs of a motion picture. Pre-sales consist of fees or advances paid or guaranteed to the producer by third parties in return for the right to exhibit the completed motion picture in theaters or to distribute it in home video, television, international or other ancillary markets. Independents with distribution capabilities may retain the right to distribute the completed feature film either domestically or in one or more international markets. Other Independents may separately license theatrical, home video, television, international and other distribution rights among several licensees. Payment commitments in a pre-sale are typically subject to delivery and to the approval of a number of prenegotiated factors, including script, production budget, cast and director.

         Both Majors and Independents often acquire feature films for distribution through an arrangement known as a "negative pickup" under which the Major or Independent agrees to acquire from another production company some or all rights to a film upon its completion. The Independent often finances production of the feature film pursuant to financing arrangements with banks or other lenders wherein the lender obtains a security interest in the film and in the Independent's rights under its distribution arrangement. When the Major or Independent "picks up" the completed feature film, it may assume some or all of the production financing indebtedness incurred by the production company in connection with the film. In addition, the Independent is often paid a production fee and is granted a participation in the profits from distribution of the feature film.

         Both Majors and Independents often grant third-party participations in connection with the distribution and production of a feature film. Participations are contractual rights of actors, directors, screenwriters, producers, owners of rights and other creative and financial contributors entitling them to share in revenues or profits (as defined in the respective agreements) from a particular feature film. Except for the most sought-after talent, participations are generally payable only after all distribution and marketing fees and costs, direct production costs (including overhead) and financing costs are recouped by the producer in full.

         Feature Films - Projects

         The following sets forth information concerning the various feature film projects the Company currently has in various stages of development or production.

         False River. In March 1998, the Company organized False River, LLC ("False River") for the purpose of producing a feature film, currently titled False River. This feature films is a quirky comedy that explores a small town's inhabitants and their eccentric behavior. The story focuses on the events following an escape of the story's two main characters from an insane asylum and their bizarre and sometimes unexpected crossing-of-paths.

         In exchange for nominal consideration, the Company obtained 100% of the ordinary LLC shares of False River. The operating agreement, as amended and restated, also provides for the issuance of preferred distribution LLC shares, which are entitled to a preferred distribution from net profits, as defined. However, the preferred distribution shares may not constitute more than 49% of the ownership interest in False River. False River has sold interests in the preferred distribution LLC shares for proceeds amounting to $740,064.

         False River's operating agreement provides for various sharings in the distribution of any operating profits. Initially, the holders of the preferred distribution shares will be entitled to receive 150% of their initial investment. After that distribution, False River is next obligated to pay from any profits an aggregate of $172,000 to certain parties who contributed creative or organizational efforts for the False River project, including the Company, which would be entitled to receive $57,000. Thereafter, any profits would be distributed 49% to the holders of the preferred distribution shares and 51% to the Company. From that 51%, the Company would be obligated to pay

20.75% of its interest (or 10.5825% of False Rivers profits) to creative and technical personnel associated with the project to whom the Company granted such participations as inducements. Additionally, the Company has agreed to pay interest, at the rate of 10% per year, on the investment of $311,526 in preferred distribution shares made by the initial investor in False River, who is a director of the Company. Such interest will be paid until the investor receives distributions from False River equal to his investment.

         At March 2, 1999, the Company had completed principal photography, post-production and had prepared a negative and theatrical print of the film. In February 1999, the Company screened False River as part of the 1998/1999 Independent Film Screening Series sponsored by the Directors Guild of America, Inc. This screening marked the beginning of a process aimed at exposing the film to potential distributors. The Company plans to submit False River for entry into several film festivals as part of its strategy to market this feature film. The Company has also entered into preliminary discussions with an experienced producer's representative, for purposes of assisting the Company in its sales efforts for False River.

         As a condition of employing certain union members during the production of this feature film, False River was required to sign collective bargaining agreements with the Screen Actors Guild and Directors Guild of America, Inc. ("DGA"). These agreements call for adherence to certain procedures and standards related to the production of a feature film and the revenues generated from its exploitation. The Company has guaranteed the full and complete performance by False River in relation to its agreement with DGA.

         The Last Sunrise. The Company entered into an agreement ("THC Agreement") in May 1998 with THC Entertainment, LLC. ("THC") for the co-production of a feature film currently titled "The Last Sunrise." The THC Agreement called for a joint production effort contingent upon the completion of financing within a six-month period, with an option for an additional six-month period. The THC Agreement expired prior to the satisfaction of the financing contingency.

         Other. The Company also has a number of other feature film properties (screenplay or treatment) in various stages of development, and holds an option to acquire one feature film property. The Company has commenced the pre-production phase (casting for the lead role) for two of its feature film properties and anticipates entering the production phase in fiscal 1999 for at least one of these projects. The Company believes that if the lead roles have been cast, the financing of these projects can be accelerated. No formal commitments have been obtained for financing production of any of those properties and there can be no assurance that any of these properties will be developed into completed films.

         LSVD Operations - Overview

         Large screen video displays ("LSVD") are the large screen television quality displays typically found at major sports arenas and stadiums. These LSVDs generally have very large displays that provide a clear and identifiable picture to large audiences, using full motion and full color capabilities. LSVDs are most identifiable from their uses in large sports arenas and stadiums for display of "instance replays" and for promotional purposes.

         The Company's plans to participate in LSVD operations encompass two facets of the LSVD industry: (i) the ownership and operation of LSVD units, and
(ii) the production and distribution of LSVD programming.

         The first aspect of this plan calls for the Company to construct, own and operate LSVD units in certain entertainment centers, both domestically and internationally. These operations will be very similar in nature to the LSVD unit currently operated by an unaffiliated third party in Times Square, New York.

         The second aspect of the plan calls for the Company to produce and develop programming for distribution to both its owned and operated LSVD units and to third party LSVD operators. The Company plans to produce and distribution programming that includes a mixture of news, weather, sports, music, film, fashion, arts, entertainment and other current events. These programming components may be created and produced by the Company or obtained under licensing agreements entered into with third party programming providers.

         In August 1997, the Company, together with certain members of the board of directors and an officer of one of the Company's subsidiaries, organized Video Communications Network, LLC ("VCN") to serve as the entity through which the Company will pursue its LSVD operations. VCN will engage in LSVD operations both directly and indirectly through investments in other entities.

         The Company acquired 83.3% of the initial ownership of VCN in exchange for nominal consideration. In January 1998, the Company sold a portion of its interest in VCN, representing 444 LLC shares, to certain members of the board of directors and a shareholder for nominal consideration.

         In January 1998, VCN commenced a private placement offering, under Regulation D of the Securities Act of 1933, of an aggregate of 1,110 LLC shares in $100,000 units comprised of 222 LLC shares together with warrants to purchase 50,000 shares of the Company's Class A common stock at an exercise price of $3.00 per share, exercisable through January 2001. This private placement was closed in April 1998, at which time the Company's ownership of VCN decreased to 74%, as a result of VCN's receipt of $300,000 for the sale of three private placement units.

          VCN has incurred expenses of $507,746 and has not generated any revenues as of July 31, 1998. These expenses have been funded by advances from the Company and from the proceeds of VCN's private placement offering.

         LSVD Operations - Ownership and Operation of LSVD Units

         The Company's concept for the ownership and operation of LSVD units anticipates the establishment of a brand identification "Diversity Entertainment Television" or "DETV" to represent a contemporary brand of entertainment containing a mix of sports, music, news, film, fashion and animated content delivered in a seamless audio and video presentation. The Company, through VCN, is pursuing the installation, ownership and operation of a LSVD unit at Underground Atlanta in Atlanta, Georgia as its initial LSVD operation. VCN is also investigating the feasibility of LSVD units in Miami, San Francisco, Chicago, Baltimore and Dallas.

         VCN's proposed installation and operation of a LSVD unit in Atlanta, Georgia is being pursued through its ownership of an interest in Diversity Entertainment Television/Atlanta, LLC ("DETV/Atlanta"). DETV/Atlanta was organized in August 1997 by VCN and an unaffiliated consultant.

         VCN acquired 6,762 of DETV/Atlanta's LLC shares, representing 98% of the initial ownership, in exchange for nominal consideration. VCN agreed to distribute to an officer of VCN, in consideration of his services to VCN, all of the net cash or other assets received by VCN at any time in respect of 1,690.5 of its DETV/Atlanta LLC shares, representing 24.5% of DETV/Atlanta's outstanding shares.

         During fiscal 1997 and 1998 DETV/Atlanta's activities involved seeking necessary regulatory approvals, negotiating programming and advertising agreements, and pursuing financing for the installation of the LSVD unit.

         In May 1997, the City Council for the City of Atlanta voted to amend its existing sign ordinance to allow for the installation of large screen video displays in certain areas designated for public entertainment (a "Public Entertainment District" or "PED"). The amendment also provided that a PED could only be designated by resolution of the City Council. Subsequent to the adoption of this amendment to the sign ordinance, the City Council also adopted a resolution designating Underground Atlanta as a PED.

         In January 1998, DETV/Atlanta entered into a third party licensing agreement with Georgia Public Television ("GPTV") that would allow GPTV to provide certain programming to DETV/Atlanta for broadcast on the proposed LSVD unit at Underground Atlanta. In exchange for this programming, DETV/Atlanta agreed to provide promotional exposure for GPTV through a promotional identification tag on all GPTV programming. This licensing agreement had a term of one year and was effective upon execution of the agreement. The agreement has now expired, but the Company will pursue, and believes it can obtain, a new agreement, having similar terms, at such time as it has obtained the financing necessary for and begun the construction of the proposed LSVD unit at Underground Atlanta. There can be no assurances that the Company will be able to execute a new agreement having similar terms.

         In February 1998, DETV/Atlanta entered into an agreement with the Cable News Network, Inc. ("CNN") that granted CNN the exclusive right to provide national and international news programming for broadcast on the proposed LSVD unit at Underground Atlanta. In exchange for this programming, DETV/Atlanta agreed to provide an inventory of time ("Promo Time") for CNN to use for promotional purposes. The agreement provides that the Promo Time may be used by CNN, its parent, subsidiary or any division thereof. This agreement commenced in February 1998 and had a one year term. The agreement has now expired, but the Company will pursue, and believes it can obtain, a new agreement, having similar terms, at such time as it has obtained the financing necessary for and begun the construction of the proposed LSVD unit at Underground Atlanta. There can be no assurrances that the Company will be able to execute a new agreement having similar terms.

         In April 1998, DETV/Atlanta entered into an agreement with Georgia Television Company, d/b/a WSB-TV ("WSB-TV"), the local ABC affiliate in Atlanta, Georgia. The agreement grants WSB-TV the right to provide live and taped local news programming for broadcast on the proposed LSVD unit at Underground Atlanta. In exchange for this programming, DETV/Atlanta agreed to provide an inventory of time for WSB-TV to use for promotional purposes. This agreement is for a term of one year and commences upon the first day of operations at the Underground Atlanta LSVD unit.

         In September 1998, DETV/Atlanta entered in a sales agreement ("Sales Agreement"), with a supplier of contract service to various multi-national corporation, that calls for the sale of $2,000,000 of advertising time on DETV/Atlanta's proposed LSVD screen at Underground Atlanta. The Sales Agreement is for a two year term and is contingent upon the completion of startup financing by DETV/Atlanta. Under the terms of the Sales Agreement, the supplier is to purchase a minimum of $1,000,000 of airtime per year over the two year term of this Sales Agreement.

         To succeed in installing and then operating the proposed LSVD unit in Atlanta, Georgia, DETV/Atlanta must obtain financing for the cost of installing the unit (approximately $2.6 million) and agreements for sufficient sources of programming and paid advertising. DETV/Atlanta continues to negotiate with program providers and potential advertiser, and to pursue debt, equity or joint venture/strategic alliance financing for the installation of the Atlanta LSVD unit. There can be no assurance that DETV/Atlanta will succeed in these efforts.

         LSVD Operations - Distribution of LSVD Programming

         As a LSVD program producer and distributor, VCN will obtain LSVD suitable programming from various sources, format such programming for LSVD use, and transmit the programming to LSVD units owned and operated both by VCN (or its subsidiaries) or third parties. In general, VCN will seek to obtain and distribute the following types of programming:

         - Targeted Special Interests - customized programming available for venue specific events at multi-purpose sporting and entertainment center venues,

         - General Interests - featured segments to suit the audience demographics (e.g. daily news, weather, sports, etc.),

         - Special Events - event programming tied to cultural affairs programs, civic promotions/parades, sporting events/pep rallies, concerts, corporate sponsorships and other special events.

         VCN will obtain the majority of its programming through licensing agreements with local and national programming providers. These would include international, national and local news networks, network affiliates, and cable broadcasters. VCN is currently negotiating with various programming sources. Additionally, VCN would have access to the programming licensed to its "DETV" subsidiaries, such as the programming licensed to DETV/ Atlanta under its agreements with GPTV, CNN and WSB-TV.

         In July 1998, VCN entered into a letter of agreement ("Crawford Agreement") that establishes a strategic alliance with Crawford Communications, Inc. ("Crawford"). The Crawford Agreement calls for Crawford to originate the signal transmission for VCN's proposed network of LSVD operations. This letter of agreement is subject to definitive negotiations and execution of a formal written agreement.

         To succeed in its proposed LSVD programming distribution operation, VCN must obtain a sufficient quantity and variety of programming to make its services attractive to LSVD operators, obtain financing for and acquire the necessary equipment, and ultimately secure a sufficient number of LSVD operator customers. There can be no assurances that VCN will be successful in establishing and generating profits from its proposed LSVD programming production and distribution operations.

         Contract Production

         Television Commercials

         The Company produces television commercials on a contract basis for advertisers and advertising agencies, typically under short-term agreements for the production of the commercials, whose scripts or story outlines are provided by the client. Under these contracts, the Company generally arranges all production aspects of the commercials, including casting, location selection and contractual arrangements with the director and other production personnel. The Company uses the services of a number of independent directors. These directors are paid on a fixed fee basis determined by mutual agreement during the commercial production budgeting process, although other compensation arrangements may be used from time to time, including director participation in the gross profits of commercials.

         The Company generally produces its commercials on a "firm bid" basis as opposed to a "cost plus fixed fee" basis. If a commercial is produced on a "firm bid" basis, the production company is responsible for any costs in excess of the budget, unless approved by the client. If the commercial is filmed under "cost plus fixed fee" arrangement, the Company receives a predetermined fee for its work and approved production costs are charged to the client as incurred. Despite the differences in the structure of the two forms of bids, the risk of costs overage to the Company is not substantially greater for "firm bid" contracts because the Company is also responsible for unapproved costs overages that exceed the budget for a "cost plus fixed fee" bid. Production company personnel, in tandem with the advertising agency responsible for the commercial, must carefully monitor costs throughout the filming process, whether a "firm bid" or "cost plus fixed fee" arrangement is operating. The agreed upon bid might be altered because the agency, client and director agree upon a new creative option or because of unexpected occurrences such as inclement weather or unavailability of location.

         In general, the Company requires an advance payment, due on the first day of pre-production, of 50% of the budget. The remainder of the fee is generally paid in one or more installments within 30 to 120 days after the completion of production. In April 1998, First Light entered into a $1,000,000 line of credit agreement with a financial institution to alleviate any working capital shortfalls incurred as a result of these billing practices.

         In marketing their services the Company emphasizes the talents of the directors with whom it works, its skill in cost control and timely production, the quality of the production and the advantages of Atlanta as a production center. Diversity especially emphasizes use of directors and other production staff from diverse cultural and ethnic backgrounds.

         In fiscal 1998 the Company produced twelve commercials for net revenues of $2,451,000, compared to twenty-two commercials and net revenues of $3,470,000 in fiscal 1997. In October 1998, the Company elected to reassess its television commercial operations and is currently unable to accurately predict the effect of this reassessment on future revenues and bidding opportunities.

         For fiscal 1998, two of the Company's customers accounted for fees equal to 54.3% and 12.5% of consolidated revenues. The Company obtains its revenues from discrete project assignments obtained from various clients. Accordingly, while the fees from one or more clients may, in any year, be significant as the result of the size of a project undertaken for that client, the Company is not dependent on any one client for a material amount of its continuing revenues.

         Through the end of fiscal 1998 the Company conducted its contract commercial production operations through its First Light subsidiary. First Light suffered a significant decline in revenues during the fourth quarter of fiscal 1998, and as a result incurred an operating loss. In October 1998, the Company decided to temporarily cease First Light's operations while it evaluated the form and direction of its future contract commercial production operations. That study is ongoing, and the Company has not yet determined whether it will renew these operations, and if so whether it will do so under the First Light name, through American Artists Films, or through another entity. Although the Company may use the First Light name, the temporary cessation of its operations and uncertain future made uncertain the future recovery of the remainder of the goodwill which was recorded in connection with the Company's fiscal 1994 acquisition of First Light.

         As a result of the Company's decision to temporarily cease First Light's operations, Ms. Vivian Jones, the president of First Light and a director and co-president of the Company, tendered her resignation.

         Corporate/Industrial Videos

         In February 1998, the Company organized a division, "First Draft Films," for purposes of creating and producing corporate/industrial videos. The Company also hired an individual with a number of years of experience in this field to oversee its operations and to serve as its president. First Draft Films will seek to obtain contracts to produce corporate/industrial training, marketing and other films. Generally, First Draft Films contracts and method of operations would be similar to those for television commercials.

COMPETITION

         All of the industries in which the Company operates are extremely competitive and include major corporations with substantially greater resources than the Company.

         Film Development and Production

         The success of the Company's television and feature film operations is heavily dependent upon public taste, which is unpredictable and subject to change. In addition, filmed entertainment operating results fluctuate due to the timing and performance of theatrical and home video releases. Release dates are determined by several factors, including timing of vacation and holiday periods and competition.

         Although the demand for low-cost quality media products has expanded dramatically with the growth of cable, video and foreign markets, the production of television specials and feature films remains dominated by major studios and distributors. In addition, some major distributors such as Walt Disney, Turner Broadcasting and Fox Broadcasting have acquired or developed their own production companies. In this environment, the Company competes on the basis of the artistic creativity of its projects and its commitment to low-cost quality production.

         LSVD Operations

         This segment of the LSVD industry is in its infancy and has not drawn a great deal of domestic attention outside of the LSVD operation in Times Square, New York. Similar to other new and highly profitable media and communication industries, the Company expects a number of new entrants into the marketplace. These new entrants may come from a number of other industries, including multimedia, outdoor advertising, consumer electronics, telecommunications, entertainment and cable/network television. Companies in these industries may have considerable human and financial resources, and may seek to capture a certain market share. The Company plans to compete based upon its experience gained during the development of this concept.

         Contract Production

         The contract production industry is subject to extreme price competition and is highly fragmented. The Company competes in this industry with numerous national and regional companies, no one of which has a major market share. The Company competes primarily on the basis of the skills of its executive producers, directors and production staff, and the advantages of Atlanta as a production center.

INTELLECTUAL PROPERTY

         The Company's success and ability to compete will be dependent in part upon its ability to obtain and maintain protection for its current and future literary properties, to defend its intellectual property rights and to operate without infringing on the proprietary rights of others, See "Item 3 Legal Proceedings." While the Company relies on a combination of copyrights and trademarks to establish and protect its intellectual property rights, management of the Company believes that factors such as the technical and creative skills of its personnel are more essential to its success and ability to compete. There can be no assurance that any intellectual property rights of the Company will provide competitive advantages or will not be challenged, invalidated or circumvented by competitors. There can be no assurance that disputes will not arise concerning the ownership of intellectual property. Furthermore, there can be no assurance that intellectual properties will not become known or be independently developed by competitors or that the Company will be able to maintain the confidentiality of information relating to its literary properties.

GOVERNMENT REGULATIONS

         In a decision released September 6, 1995, the Federal Communications Commission ("FCC") repealed its financial interest and syndication rules, effective as of September 21, 1995. Those FCC rules, which were adopted in 1970 to limit television network control over television programming and thereby foster the development of diverse programming sources, had restricted the ability of the three established, major U.S. television networks (ABC, CBS and NBC) to own and syndicate television programming. The impact of the repeal of the FCC's financial interest and syndication rules on the Company's operations cannot be predicted at the present time, although it is expected that there will be increased in-house production of television programming for the network's own use. It is possible that this change will have a negative impact on the Company's business.

         On February 1, 1996, Congress passed the Telecommunications Act of 1996 (the "1996 Act"), and it was signed into law on February 8, 1996. The 1996 Act is the first comprehensive re-write of the Communications Act of 1934, as amended (the "1934 Act") and dramatically changes the ground rules for competition and regulation in virtually all sectors of the telecommunications industry, from local and long-distance telephone services to broadcasting, cable television, and equipment manufacturing. The 1996 Act eliminates many entry barriers to the telecommunications business, relaxes concentration and merger rules, and delegates authority for implementing such Act to the FCC.

         The impact on the Company of the changes to the 1934 Act brought about by the 1996 Act and by accompanying changes in FCC rules cannot be predicted at the present time, although it is expected that there will be an increase in the demand for video programming products as a result of the likelihood that these regulatory changes will facilitate the advent of additional exhibition sources for such programming. However, it is possible that recent alliances of certain program producers and television station group owners, coupled with the recent FCC rule revision allowing a single television station licensee to own television stations reaching up to 35% of the nation's television households, may place additional competitive pressures on program suppliers who are not aligned with any television station group owners.

         The Company may also be subject, in certain international markets, to local content and quota requirements which effectively prohibit or limit access to particular markets.

         The Classification and Rating Administration of the Motion Picture Association of America, an industry trade association, assigns ratings for age-group suitability for motion pictures. The Company submits its feature films for such ratings. Management's current policy is to produce motion pictures that qualify for a rating no more restrictive than "R."

EMPLOYEES

         As of March 2, 1999, the Company has nine full-time employees. In its production activities, the Company relies primarily upon independent third parties for production facilities and personnel. A portion of the salaries payable to the Company's employees are paid, from time to time, directly from the production budgets of the projects on which the individuals are working. The Company hires additional personnel for projects on a contract basis as needed. Such individuals are generally paid directly from the budget of the projects on which they are working.

         The Company is a signatory to The Writers Guild of America and is subject to its industry-wide collective bargaining agreement. False River, LLC is a signatory to the Screen Actors Guild and Directors Guild of America, Inc. The Company is not a party to any other collective bargaining agreement. However, it is possible that some of the Company's business activities may be affected by the existence of collective bargaining agreements since many of the performing artists and technical personnel, such as cameramen and film editors, that it employs from time to time on specific projects are members of unions. The extent to which collective bargaining agreements may affect the Company is difficult to estimate and strikes related to collective bargaining or other collective actions by union members could, in the future, delay or disrupt activities.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases as its headquarters a facility of approximately 4,500 square feet located at 6600 Peachtree Dunwoody Road, Building 600, Suite 250 in Atlanta, Georgia. Rent under the lease, which expires in January 2001, is $5,500 per month. The Company does not own sound stages and related production facilities (generally referred to as a "studio") and, accordingly, does not have the fixed payroll, general, administrative and other expenses resulting from ownership and operation of a studio. Studio facilities are generally available for rental as needed.

         DETV/Atlanta entered into a lease agreement in January 1998 for the premises for the proposed LSVD screen in Atlanta, Georgia. This lease agreement defined, among other things, the premises, rent provisions and operating guidelines for the proposed LSVD operation. This lease agreement was contingent upon the completion of financing within a specific period of time. The financing contingency expired without resolution in July 1998. Based upon discussions with various parties associated with the lease, management believes that despite the expiration of the contingency period, DETV/Atlanta will be able to obtain the lease of this proposed location, if and when it otherwise is ready to commence operation.

ITEM 3.  LEGAL PROCEEDINGS

         In June 1997, the Company settled all known issues related to an arbitration proceeding commenced in May 1995 by its co-producer of the Angels television specials. As a condition of the settlement, the Company agreed to pay its co-producer $140,000 over a period of fourteen months commencing in June 1997. The Company completed its final installment of the $140,000 payment obligation, as directed by this agreement, in July 1998.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

                                     PART II

ITEM 5.  MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Class A common stock was approved by the National Association of Security Dealers (NASD) for an unpriced quotation on the Over-the-Counter ("OTC") Bulletin Board under the symbol "AAFC" on November 15, 1996. The Class A common stock began trading on the OTC Bulletin Board in December 1997.

         The following table sets forth the high and low bid prices, if applicable, for the Class A common stock during each quarter of fiscal 1998 and 1997 as reported on the OTC Bulletin Board. The prices reported reflect inter-dealer prices, may not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

                         Fiscal 1998      Fiscal 1997
                       --------------    -------------
                       High     Low      High     Low

         1st Quarter     (1)      (1)     (1)      (1)
         2nd Quarter  $5.88    $5.56      (1)      (1)
         3rd Quarter   6.00     5.94      (1)      (1)
         4th Quarter   5.50     1.63      (1)      (1)

(1) The Class A common began trading in December 1997.

         As of March 2, 1999 there were 3,319,745 shares of Class A common stock outstanding and 323 record holders of such shares. The Company also has outstanding shares of Class B common stock. There is no public market for the Class B common stock, however, shares of the Class B common stock are convertible, at the option of the holder, into shares of the Class A common stock on a one-for-one basis. As of March 2, 1999, there were 3,225,516 shares of Class B common stock outstanding and 112 record holders of such shares.

         The Company has not declared or paid any cash dividends on its common stock since its formation, and the board of directors currently intends to retain all of its earnings, if any, for its business. The declaration and payment of cash dividends will be at the discretion of the board of directors.

         The Company commenced a private placement of its Class A common stock in October 1998. As of March 2, 1999, the Company had sold 240,000 shares of Class A common stock at $.50 per share in 4.8 units of 50,000 shares each. The purchaser also received in each unit, without additional consideration, a warrant to purchase up to 25,000 shares of Class A common stock at $1.30 per share, exercisable through December 2001. Purchasers of fractional units received a prorated warrant.

         In August 1997, a member of the board of director purchased 36,364 shares of Class A common stock for an aggregate price of $100,000. In connection with this purchase, the Company also issued a common stock purchase warrant allowing for the purchase of 37,000 shares of Class A common stock at $2.80 per share, exercisable through June 30, 2000.

         The Class A common stock was sold by the Company, and on behalf of the Company by directors and executive officers of the Company without commission or additional compensation. All sales were for cash. The sales were made in reliance upon the exemption from registration contained in Regulation D of the Securities Act of 1933. All of the purchasers were "accredited investors" within the meaning of Regulation D.

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

         The Company is engaged in two lines of business; (i) the development and production of television, cable and feature films, and (ii) the contract production of films, generally television commercials and corporate industrial videos. A third line of business, LSVD operations, is in the planning and development stage.

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

         Several factors can affect the relationship that amortized film costs bear to film revenues. The Company has in the past exchanged, and may in the future exchange, interest in the revenues from certain or all distribution for contributions towards the costs of production. Capitalized costs, and the related amortization, are reduced by such contributions, while revenues are reduced for outside interests. Accordingly, the terms of the arrangements, which can vary from film to film, in addition to the total costs of the film, will affect the relationship of film costs to film revenues.

         The Company's contract production services are performed under short-term (typically less than two months) agreements generally using fixed fee agreements. Revenues and costs will therefore vary based on the number of production assignments obtained and completed in any particular period, and the profitability of the individual assignments. The number of production assignments obtained in any particular period will be influenced by both the overall level of contract production activity in the markets in which the Company operates, and its success in competitive biddings, and can therefore fluctuate significantly. Overall contract production activities are influenced by, among other things, the general economic trends that effect the advertising plans and expenditures of commercial and not-for-profit industries and enterprises in the Company's geographic markets. Such general economic trends and conditions can neither be controlled, nor predicted by the Company. The Company's success in competitive biddings will depend on the potential customer's assessment, relative to other bidders, of the production, talent and capabilities offered by the Company and the quoted fee.

         The Company's contract commercial production operations, which were conducted principally through First Light, suffered a significant decline in revenues during the fourth quarter of fiscal 1998, and as a result incurred an operating loss. In October 1998, the Company decided to temporarily cease First Light's operations while it evaluated the form and direction of its future contract commercial production operations. That study is ongoing, and the Company has not yet determined whether it will renew these operations, an if so whether it will do so under the First Light name, through American Artists Films, or through another entity. Although the Company may use the First Light name, the temporary cessation of its operations and uncertain future made uncertain the future recovery of the remainder of the goodwill, which was recorded in connection with the Company's fiscal 1994 acquisition of First Light. Accordingly, the goodwill of $78,286 remaining at July 31, 1998 was charged to operations in fiscal 1998.

         Although the Company has temporarily ceased the operations of First Light, it continues to consolidate its accounts. First Light has a line of credit, secured by its accounts receivable and guaranteed by the Company, which the Company repaid in the first quarter of fiscal 1999 with the collection of those accounts receivable amounts previously outstanding at July 31, 1998. The Company is presently deferring the payment of First Light's other liabilities, which consists principally of its accounts payable ($86,883 at July 31, 1998 and $113,777 as of March 2, 1999). With the exception of accounts receivable, which the Company has collected, and certain property and equipment, which the Company can continue to use in its other operations, First Light has no significant assets.

         As a result of the Company's decision to temporarily cease First Light's operations, Ms. Vivian Jones, the president of First Light and a director and co-president of the Company, tendered her resignation.

         RISK FACTORS

         Certain statements in the following discussion of financial condition and the results of operations, or elsewhere in this report, represent "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements involve matters that are subject to certain risks and uncertainties, as a result of which actual future results or events may differ materially depending on a variety of factors.

         The future results of the Company's production of television specials and feature films will be subject to a substantial degree of risk. Each project is an individual artistic work, and its commercial success is primarily determined by the reactions of distributors and the general public, each of which is unpredictable. Historically, many feature films do not generate a net profit or a return on investment, and there is a substantial degree of risk that the production and exploitation of a film by the Company would not allow a recovery of the costs incurred by the Company in its production. Additionally, as discussed elsewhere herein, the Company will be required to raise significant capital to pursue the production of the films it is presently developing, either through the sale of revenue interests in the films, the pre-production sale of distribution rights, or the sale of equity or debt securities by the Company. There can be no assurance that the Company will be able to raise the necessary funds to pursue the production of these films, which creates an additional uncertainty.

         The LSVD industry is in its infancy and subject to a number of uncertainties, all of which are normally inheritant in a new and developing industry. The Company, as an entrant into this industry, will face a number of these uncertainties including, the need to obtain regulatory approvals, to obtain access to sufficient programming, and to secure sufficient funding. There can be no assurances that the Company will have either the financial and human resources required to adequately compete and remain in this industry.

         The Company commenced a private placement of its Class A common stock in October 1998, with an individual unit comprised of 50,000 shares of Class A common stock and a warrant to purchase 25,000 shares of Class A common stock at $1.30 through December 2001. Each unit was priced at $25,000 or $.05 per share. The term for this private placement expired on March 1, 1999, however, the Company has elected to extend the term date by amendment. As of March 2, 1999, the Company had sold 4.8 units for proceeds of $120,000 and may sell additional units. The sale of additional private placement units may result in substantial dilution to existing shareholders and the per share price ($.50) may differ substantially from the existing market price for such shares.

         In the contract production of commercials and corporate/industrial videos, the Company competes in an industry that is highly fragmented and the result of the operations can vary depending on the number of production assignments obtained. The number of production assignments the Company obtains is affected by various factors, including those discussed above and elsewhere herein. The Company is not currently able to accurately predict the impact upon its operations of the reassessment of its contract commercial operations.

         RESULTS OF OPERATIONS

         YEAR ENDED JULY 31, 1998 COMPARED TO YEAR ENDED JULY 31, 1997

         Revenues for the year ended July 31, 1998 ("fiscal 1998") decreased as compared to revenues for the year ended July 31, 1997 ("fiscal 1997") as a result of a decrease in both commercial production and film revenues. Revenues for fiscal 1998 were $2,450,958 which represented a $1,439,634 or 37.0% decrease from revenues of $3,890,592 for fiscal 1997.

         Commercial production revenues for fiscal 1998 decreased by $1,018,697 or 29.4% to $2,450,958 from $3,469,655 for fiscal 1997, due to a decrease in the number of awarded commercial productions. In fiscal 1998, the number of commercials productions decreased to twelve from twenty-two in fiscal 1997. As previously discussed, the decline in contract commercial production revenues occurred in the fourth quarter of fiscal 1998 and led to the Company's decision to temporarily cease these operations.

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

         Commercial production costs, as a percentage of related revenues, were 73.9% for the year ended July 31, 1998 as compared to 76.6% for the year ended July 31, 1997. This decrease in commercial production costs, relative to revenues, was primarily the result of an increase in the average size of awarded commercial production contracts and resulting increased levels of gross profit during the first quarter of fiscal 1998. Gross profits for commercial production were $638,659 and $813,591 for fiscal 1998 and 1997, respectively.

         There were no film revenues for the year ended July 31, 1998 as compared to film revenues of $420,937 for the year ended July 31, 1997. The decrease in film revenues relates primarily to a delay in a scheduled broadcast date for one of the Company's television film projects, currently titled When Souls Meet. This project was initially scheduled for broadcast in March 1998 but has been rescheduled for broadcast in June 1999. Film cost amortization decreased from $362,214 for the year ended July 31, 1997 to $78,943 for the year ended July 31, 1998. Film cost amortization for the year ended July 31, 1998 resulted from the write-down of certain film properties to their estimated net realizable value.

         Selling, general and administrative ("SG&A") expenses increased $460,963 to $1,808,376 for the year ended July 31, 1998 from $1,347,413 for the year ended July 31, 1997. This increase was primarily the result of the addition of several new staff positions in the commercial production segment and the large screen video display and corporate/industrial video operations, the amortization of the remaining goodwill of $78,286 related to the acquisition of First Light, an increase in legal fees and travel and related expenses of $66,751 caused by the Company's various efforts throughout fiscal 1998 to raise capital, promotional costs of $24,994 related to the introduction of VCN and DETV/Atlanta to prospective clients and the $122,618 write-off of advertising credits.

         Consulting expenses increased by $650,000 for fiscal 1998 as result of the two significant consulting contracts entered into during the year ended July 31, 1998. See Note 10 of the Notes to the Consolidated Financial Statements.

         Interest expense increased to $57,647 for fiscal 1998 from $15,746 for the year ended July 31, 1997. This increase was the result of an increase in outstanding debt during the year ended July 31, 1998.

         As a result of the foregoing factors the Company incurred a net loss of $1,956,307 for the year ended July 31, 1998 as compared to a net loss of $580,845 for the year ended July 31, 1997.

         The Company has provided a 100% valuation allowance against deferred tax assets associated with its net operating loss carryforwards as management has concluded that it is not "more likely than not" that the benefit of deferred tax assets will be realized.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's strategic goal has been to finance its operating (i.e. selling, general and administrative) expenses from the gross profits generated by its television film, contract production operations and proposed LSVD operations while utilizing equity financing, pre-production license revenues, and co-producer contributions to finance the production of feature films. Using this strategy, the Company seeks to reduce or eliminate the burden of significant operating losses and negative cash flows, while retaining the potential for significant profits and positive cash flows from successful feature films. The success of such a strategy is, however, dependent on the Company's ability to control operating expenses, to obtain sufficient, and sufficiently profitable, commercial production contracts and television film projects, and to fully develop its LSVD operations.

         Operating cash flows were a negative $1,547,380 and $763,426 for the years ended July 31, 1998 and 1997, primarily as a result of shortfalls in the coverage of SG&A and other expenses by television film and commercial production profits. The operating cash flow shortfalls were financed with funds obtained from debt financing, equity financing and the issuance of minority interests by certain consolidated subsidiaries.

         Operating cash flows were affected by certain significant increases and decreases in assets and liabilities during the year ended July 31, 1998. Film costs increased by $819,949 primarily as a result of production activities on the Company's first feature film project, currently titled "False River." This feature film project was in the first stages of post-production at July 31, 1998. Accounts receivable decreased by $408,839 as a result of the collection of a large accounts receivable previously outstanding at July 31, 1997 and a decrease in contract commercial production revenues in the fourth quarter of fiscal 1998.

         Cash provided by financing activities amounted to $1,553,890 for the year ended July 31, 1998. During fiscal 1998, the Company raised $100,000 from the private placement of its Class A common stock with a member of the board of directors and raised $1,071,550 (partially offset by $515,752 in repayments) in borrowings under notes payable, including $683,000 advanced from related parties and $388,550 advanced from shareholders or obtained from bank borrowings which were guaranteed by board members. Additionally, $545,610 used to fund the activities of VCN and False River, was obtained from the issuance by those entities of minority interests.

         The Company's consolidated financial statements have been prepared on the basis of the continuation of the Company as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not reflect any adjustments which might be necessary if the Company were to be unable to continue as a going concern.

         Since its inception, the Company has experienced a history of operating losses and constrained cash flows, and has been unable to fully implement its business plan due to insufficient capital resources. In fiscal 1998 the Company incurred a net loss of $1,956,307, and negative operating cash flows of $1,547,380, due to the losses suffered by its contract commercial production operations, and a lack of film revenues (due to the release of no new films) and the expenses incurred in pursuing its film and LSVD projects. At July 31, 1998 the Company had a deficit in stockholders' equity of $649,631 and a significant working capital deficit. The Company was unable to meet certain debt service requirements both during fiscal 1998 and subsequent to July 31, 1998. A significant portion of notes payable and notes payable to related parties, which amount to $1,026,926, is due on demand or matures in fiscal 1999, and the Company is in arrears on and has been unable to renew its $225,000 bank line of credit. Since July, 31, 1998 the Company has obtained $294,764 through additional loans, principally from officers or directors, which for the most part have been used to fund operations. As a result, at March 2, 1999 the Company's total indebtedness under notes payable and notes payable to related parties, net of debt repayments, has increased to $1,307,221, of which a substantial portion matures in fiscal 1999 or is due on demand.

         These conditions raise substantial doubt concerning the Company's ability to continue as a going concern. To continue in operations and pursue its business plan, the Company must over the short-term raise additional capital and reduce expenditures so as to be able to fund its operations and the payment of those items of indebtedness that cannot be restructured or deferred, and over the longer term must raise the capital necessary to complete a portion of its film and LSVD projects and generate profits and positive cash flows therefrom.

         Management has developed a plan to address these requirements. The elements of the short-term plan include the following:

         RAISE ADDITIONAL CAPITAL

         - Private placement offering. In October 1998, the Company commenced a $500,000 private placement offering of units comprised of the Company's Class A common stock and common stock purchase warrants. The Company has raised $120,000 from the sale of 4.8 units through March 2, 1999.

         - Pursue other sources of capital. Subsequent to year end, the Company engaged several firms to assist it in its capital raising efforts. To date these firms have introduced the Company to a number of potential capital sources, and on the basis of initial meetings the Company is cautiously optimistic that these efforts will provide the Company with new equity financing opportunities.

         - Borrowings from directors and stockholders. Subsequent to July 31, 1998 the Company obtained loans from certain members of the board of directors and certain stockholders. The Company will attempt to continue to make use, if available, of these borrowings on a short-term basis while it pursues other capital.

         REDUCE OPERATING EXPENSES AND NET LOSSES

         - Temporary cessation of contract commercial production operations. As previously discussed, in October 1998 the Company temporarily ceased its commercial contract production operations, which had suffered a decline in revenues and a net loss in the last quarter of fiscal 1998. The Company is evaluating the form and direction of its future contract commercial production operations. While such operations are suspended, the Company estimates that it will realize cost savings of approximately $30,000 per month.

         - Voluntary salary reductions. In March 1998 the Company requested that all employees voluntarily reduce their salary levels. All employees participated in this voluntary reduction, which remains in effect.

         - Reduce staffing levels. The Company has reduced its staffing levels subsequent to July 31, 1998, principally through attrition, and has the ability to temporarily eliminate certain other positions, without suffering short-term revenue losses, if cash flow conditions require. Management will therefore continue to monitor and if necessary adjust staffing levels for certain projects to match cash flow availability.

         - Maximize short-term cash inflows from film projects. As previously discussed, the Company's False River film was screened as part of a special screening series in February 1999. Such screening marked the beginning of a process aimed at exposing the film to potential distributors. The Company also plans to submit False River for entry into several film festivals as part of its strategy to market this feature film project. The Company will, in negotiating with distributors, seek a license and/or sales agreement that maximizes the immediate or near-term cash payment it receives and offers the Company commitments for additional projects, in return for accepting a lesser than normal, or no, participation in the revenues or residual payments from the distribution of the film. A larger initial cash payment would allow the Company to both fund its operating expenses and finance the completion of certain other film projects, which then in turn could generate cash flows over the longer term.

         The elements of management's longer term plan include:

         - Revised approach to LSVD financing. Through fiscal 1998 the Company has been attempting to obtain traditional debt or equity financing for its proposed LSVD operations. Recently the Company modified its approach, and is now also seeking joint venture/strategic alliance partners among larger companies in related businesses. The Company believes that this approach may be more likely to attract the financing necessary to commence the proposed LSVD operation in Atlanta, which in turn would provide cash flows for operations and the pursuit of other LSVD and film projects.

         - Series programming relationship. The Company has increased its efforts to pursue relationships with cable television networks for the production of a series of programs, as a means of providing the Company with a more predictable backlog of projects and potential revenues. The Company is currently in negotiations for several specific series with one large cable network, and additionally has engaged as a consultant an individual from the cable network industry whose experience and relationships in that industry could, management believes, substantially improve the Company's ability to implement this strategy.

         There can be no assurance that any or all of the elements of the Company's short-term or longer term plans can or will be successfully implemented. Additionally, even if such initiatives are successful, they may not be sufficient to alleviate the Company's short term cash flow and liquidity problems, or in the long term generate revenues sufficient to sustain profitable operations. Should the Company fail to alleviate its short-term cash flow and liquidity problems, or over the longer term achieve profitable operations, the Company will have to either reduce the scope of its activities or cease its operations.

         RECENT ACCOUNTING PRONOUNCEMENTS

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

         SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. The Company will adopt SFAS 130 in fiscal 1999 and anticipates that the implementation of this standard will not affect the Company's financial position or results of operations.

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

         SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. The Company will adopt SFAS 131 in fiscal 1999. The Company has not yet determined whether its reportable segments, under SFAS 131, will differ from those it currently reports under SFAS 14. However, the adoption of this disclosure standard will not affect the Company's financial position or results of operations.

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pension and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans but does not change existing measurement or recognition requirements related to such plans. SFAS 132 also requires additional information on changes in the benefit obligations and fair values of plan assets. The Company does not currently offer postretirement benefits and anticipates that the adoption of SFAS 132 will not have an effect on the Company's financial position or results of operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments," ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction effects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company does not currently use derivative instruments either in hedging activities or for investment purposes. Accordingly, the Company anticipates that the adoption of SFAS 133 will not have an effect on the Company's financial position or results of operations.

         YEAR 2000

         The year 2000 issue relates to computer programs and systems that recognize dates using two digit year data rather than four digit year data. As a result, such programs and systems may fail or provide incorrect information for dates after December 31, 1999. If the year 2000 issue were to cause disruption to the Company's internal information technology systems or to the information technology systems of entities with whom the Company has commercial relationships, material adverse effects to the Company's operations could result.

         The Company's internal computer programs and systems consist of programs and systems relating to virtually all segments of the Company's business, including customer database management, marketing, production budgeting and accounting, financial reporting, investor relations, proposal generation, cash management and other key information systems. These programs and systems are primarily comprised of:

         - Personal computers. These systems are used for all of the Company's computer programs and systems.
         - Telecommunications systems. These systems enable the Company to manage all its telecommunication services, including incoming/outgoing telephone calls and all connections to the internet.
         - Voicemail systems. These systems are used for receiving and storing messages to employees.
         - Ancillary services systems. These include such systems as heating, ventilation and air conditioning control systems and security systems.
         - Third party software programs. These programs are used throughout the Company in a number of business applications, including word processing, spreadsheets, budgeting, financial reporting, proposal generation, telecommunications management and internet access.

         The Company has not yet completed its reviews of these programs and systems, but does not expect that any remediation relating to such programs and systems that might be necessary following such reviews will cause the Company to incur material costs or present implementation challenges that cannot be addressed prior to the end of calendar 1999. The Company expects to complete its reviews of these programs and systems during fiscal 1999.

         The computer programs and operating systems used by entities with whom the Company has commercial relationships also pose potential problems relating to the year 2000 issue, which may affect the Company's operations in a variety of ways. These risks are more difficult to assess than those posed by internal programs and systems and the Company has not yet completed the process of formulating a plan for assessing them.

         The Company expects to complete the formulation of its plan for assessing the programs and systems of the entities with whom it has commercial relationships and the identification of the related risks and uncertainties by the end of fiscal 1999. Once such assessment and identification has been completed, the Company intends to resolve any material risks and uncertainties that are identified by: 1) communicating further with the relevant vendors and service providers, 2) working internally to identify alternative sourcing, and
3) formulating contingency plans to deal with such material risks and uncertainties. The Company expects the resolution of such material risks and uncertainties to be an ongoing process until all year 2000 problems are satisfactorily resolved.

ITEM 7.  FINANCIAL STATEMENTS

         See index to financial statements on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

           The executive officers and directors of the Company are as follows:

         NAME                       AGE      POSITION
         ----                       ---      --------

         Glen C. Warren (1)          67      Director, Chairman of the Board

         Steven D. Brown (1) (2)     52      Director, Chief Executive Officer

         Rex Hauck (2)               47      Director, President

         Robert A. Martinez          36      Vice President - Finance, Chief Financial Officer and
                                             Treasurer

         J. Eric Van Atta            34      Vice President, Secretary

         John Boyd                   62      Director

         Malcolm C. Davenport, V     47      Director

         Dan W. Holloway             76      Director

         Norman J. Hoskin            64      Director

         Ben Noble                   46      Director

------------------------------
(1) Member of the Executive Committee of the board of directors
(2) Member of the Stock Option Committee of the board of directors

         GLEN C. WARREN, has served as Chairman of the Board of River Oaks Hospital in Jackson, Mississippi, since 1988, President of Mississippi Diagnostic Imaging Center, Ltd., since 1986 and as a clinical professor of neurological surgery at the University of Mississippi School of Medicine since 1972. Dr. Warren became a director of the Company in July 1994. Dr. Warren accepted the post of Chairman of the Board in August 1998.

         STEVEN D. BROWN - Mr. Brown founded the Company in July 1991 with Mr. Hauck and has served as Chairman of the Board from July 1997 to August 1998, as Co-Chairman of the Board from July 1994 through July 1997 and as Chief Executive Officer since the Company's inception.

         REX HAUCK - Mr. Hauck founded the Company in July 1991 with Mr. Brown. He served as Executive Vice President from the inception of the Company until July 1994, when he was elected Co-Chairman of the Board, which position he held from July 1994 until July 1997. Mr. Hauck also served as Co-President from July 1994 to October 1998 and has served President since October 1998.

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

         NORMAN J. HOSKIN, has been Chairman of the Board of Atlantic International Capital, Inc. since July 1994. He was previously Chairman of Atlantic Capital Group, Ltd., a venture capital advisory service, from 1986. Mr. Hoskin is a director of Aquacare Systems, Inc., a producer of water purification equipment, Consolidated Technologies Corp., a diversified manufacturing company, COTG Technologies Group, Inc., a technology company, Trans Global Services, Inc., a telephone and internet communications company and Sequential Information Systems, Inc., a high-tech aircraft equipment company. Mr. Hoskin became a director of the Company in September 1996. Mr. Hoskin has also served as chairman and director of Tapistron International, Inc., a textile equipment company.

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

         Based solely on a review of the Forms 3 and 4 furnished to the Company, the Company believes that all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

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

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table furnishes compensation information for the year ended July 31, 1998, for the chief executive officer; no other executive officers earned more than $100,000 during the year ended July 31, 1998. During fiscal 1998, the Company's chief executive officer did not receive, and as of July 31, 1998 did not hold any stock options or SARs which have been granted in connection with his service to the Company in any capacity.

                           SUMMARY COMPENSATION TABLE

                                                        ANNUAL COMPENSATION
                                                --------------------------------
         NAME AND                      FISCAL                      OTHER ANNUAL
         PRINCIPAL POSITION             YEAR     SALARY    BONUS   COMPENSATION
         ------------------             ----     ------    -----   ------------
         Steven D. Brown                1998    $ 89,210    -0-        -0-
         Chief Executive Officer        1997      99,360    -0-        -0-
                                        1996     104,040    -0-        -0-

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

         In June 1998, the Company amended its Stock Option Plan, primarily to allow for the issuance of an additional 2,500,000 stock options and/or stock appreciation rights, as provided for by the Stock Option Plan. In June 1998, the Company also filed a Form S-8 registration statement to register the potential issuance of the 2,500,000 additional shares underlying the Stock Option Plan, as amended, in addition to 315,051 shares underlying employee stock options previously granted under the Stock Option Plan.

         In December 1998, the Company re-priced the exercise price of certain stock options that had been previously granted under its employee stock option plan. The Company re-priced these options as follows: 1) 52,345 stock options granted between November 21, 1995 and December 8, 1997 with exercise prices ranging from $1.45 to $3.75 were re-priced to an exercise price of $1.00, and 2) 272,844 stock options granted between November 21, 1995 and December 8, 1997 with exercise prices ranging from $1.45 to $3.75 were re-priced to an exercise price of $.50.

         Neither the Chief Executive Officer nor President of the Company had any stock options affected by this re-pricing and with the exception of Robert
A. Martinez and J. Eric Van Atta, no executive officer held stock options that were affected by the re-pricing. Mr. Martinez and Mr. Van Atta held, respectively, 70,000 and 136,689 stock options, having exercise prices ranging from $1.45 to $3.75, which were re-priced to exercise prices of $.50.

         In February 1999, the Company entered into two consulting agreements ("Consulting Agreements") with two entities for the performance of certain strategic financial planning services and consulting in the areas of filmed entertainment and LSVD operations. The Consulting Agreements call for these entities to provide these services over a period of six month in exchange for 1,200,000 shares of the Company's Class A common stock, in the aggregate. The Company has agreed to file a Form S-8 to register the issuance of these shares.

         As a result of these transactions, the consultants' beneficial ownership in the Company's common stock will be as follows:


Entity                  Class A         Class B        Class A and Class B
------                  -------        --------        -------------------
Fontenelle, LLC          17.7%            --                   10.3%

FT Enterprises, Inc.      8.9%            --                    5.2%

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows beneficial ownership of capital stock of the Company at March 2, 1999, for the directors and officers of the Company, and for each beneficial owner of 5% or more of either class of the Company's common stock


                                                      SHARES OF CLASS A                SHARES OF CLASS B
                                                      -----------------                -----------------
                                                        COMMON STOCK                     COMMON STOCK
                                                        ------------                     ------------
NAME                                               NUMBER        % OF CLASS         NUMBER        % OF CLASS
----                                               ------------------------         ------------------------
Steven D. Brown  (1)(6)                           600,100          18.08%           606,127         18.79%

Rex Hauck  (1)(2)(6)                              660,300          19.89%           601,029         18.63%

Robert A. Martinez  (1)(3)                          9,276            *               35,448          1.09%

J. Eric Van Atta  (1)(4)                           10,567            *              183,257          5.43%

John W. Boyd  (1)(5)                              455,096          13.25%            46,210          1.41%

Glen Warren (1)(6)(7)                             138,564           4.05%           475,486         14.07%

Malcolm C. Davenport, V (1)(8)                     41,866           1.25%           152,133          4.69%

Ben E. Noble (1)(9)                               113,332           3.34%                 0            *

Norman Hoskin (1)                                       0            *                    0            *

Dan Holloway (10)                                   2,667            *               35,172          1.08%

Vivian W. Jones (6)(11)
4319 Lehaven Circle Tucker, GA  30084             250,600           7.55%           179,050          5.55%
-----------------------------------------
All Officers and Directors as a Group (10
persons total)                                  2,031,768          55.66%         2,134,862        58.23%
                                                =========          =====          =========        ======

           *      Any percentages under one percent (1%) are not shown.

         (1) The address for the officers and directors is the corporate office of the Company located at 6600 Peachtree Dunwoody Road, Building 600, Suite 250, Atlanta, Georgia 30328.

         (2) Includes 11,524 shares of Class B common stock and 200 shares of Class A common stock owned by Mr. Hauck's minor children, as to which Mr. Hauck disclaims beneficial ownership.

         (3) Includes 8,276 shares of Class A common stock subject to purchase under currently exercisable options and 35,448 shares of Class B common stock subject to purchase under currently exercisable options.

         (4) Includes 10,000 shares of Class A common stock subject to purchase under currently exercisable options and 150,254 shares of Class B common stock subject to purchase under currently exercisable option.

         (5) Includes 43,965 shares of Class B common stock subject to purchase under currently exercisable options and 115,000 shares of Class A common stock subject to purchase under currently exercisable warrants. Also includes 2,245 shares of Class B common stock and 100 shares of Class A common stock owned by Mr. Boyd's spouse, as to which Mr. Boyd disclaims beneficial ownership.

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

         (7) Includes 154,851 shares of Class B common stock subject to purchase under currently exercisable warrants and options and 102,000 shares of Class A common stock subject to purchase under currently exercisable warrants. Also includes 12,315 shares of Class B common and 100 shares of Class A common stock owned by Dr. Warren's wife, as to which Dr. Warren disclaims beneficial ownership.

         (8) Includes (i) 87,830 shares of Class B common stock, (ii) 20,100 shares of Class A common stock and (iii) 6,666 shares of Class A common stock subject to purchase under currently exercisable options, all of which are held by Mr. Davenport as trustee of a family trust. Also includes 21,127 shares of Class B common stock subject to purchase under currently exercisable options and 15,000 shares of Class A common stock subject to purchase under currently exercisable warrants.

         (9) Includes 73,332 shares of Class A common stock subject to purchase under currently exercisable warrants.

         (10) Includes 35,172 shares of Class B common stock subject to purchase under currently exercisable options.

         (11) Includes 14,555 shares of Class B common stock and 100 shares of Class A common stock owned by Ms. Jones' minor son as to which Ms. Jones disclaims beneficial ownership, and 72,875 shares of Class B common stock and 400 shares of Class A common stock transferred by Ms. Jones to other relatives, which shares continue to be subject to the voting agreement between Messrs. Brown, Hauck, Warren and Ms. Jones. See Note (6).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to an agreement dated August 31, 1993, and restructured November 3, 1995, the Company acquired all of the outstanding stock of Current Corporation (later renamed First Light Entertainment Corporation) from Ms. Vivian Jones in exchange for 439,650 shares of Class B common stock and an option to purchase up to 879,300 additional shares of Class B common stock on or before September 1, 2003, at a price of $0.85 per share. Ms. Jones' options became exercisable in three annual increments of 293,100 shares each, the last of which vested September 1, 1996. Ms. Jones' option expired, without exercise, in January 1999. Current Corporation, organized by Ms. Jones in August 1993, had acquired certain assets of Jayan House, Ltd., a commercial production business with which she had been employed, in exchange for its 4.37%, $100,000 principal amount note, payable in 20 equal quarterly installments of principal and interest commencing November 1993. First Light Entertainment Corporation had not made the last two full quarterly installments under this note agreement as of March 1999.

         From December 1993 through July 1997, Dr. Glen Warren purchased 86,205 shares of Class B common stock at an aggregate price of $125,000 ($1.45 per share). In connection with certain of these purchases, Dr. Warren also received warrants for the purchase of 25,862 shares of Class B common stock at a price, to be determined by the related agreement, between $2.56 and $3.41.
These warrants expired without exercise in June 1998.

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

         From December 1993 to July 1997, the Company made seven loans totaling $71,176 to Steven D. Brown, each of which was represented by an unsecured promissory note due December 1998, with accumulated interest of 7% per annum. In December 1998, the Company extended the due date of these notes to December 1999.

         From December 1993 to July 1997, the Company made five loans totaling $54,767 to Rex Hauck, each of which was represented by an unsecured promissory note due December 1998, with accumulated interest of 7% per annum. In December 1998, the Company extended the due date of these notes to December 1999.

         From December 1993 to July 1997, the Company made four loans totaling $87,600 to Vivian Jones, each of which was represented by an unsecured promissory note due December 1998, with accumulated interest of 7% per annum. Ms. Jones repaid $23,000 against these notes in October 1996. In December 1998, the Company extended the due date of these notes to December 1999.

         In April 1996 Messrs. Brown and Hauck, Dr. Warren and Ms. Jones entered an agreement under which they agreed to vote all their shares of Class A and Class B common stock as a block in accordance with the majority vote (by shares) among themselves. By reason of their corporate offices, share ownership or voting agreements they may be deemed "controlling persons" of the Company.

         In May 1996, the Company agreed to issue to Dr. Glen Warren options, exercisable through June 2000, for the purchase of 28,208 shares of Class B common stock, at $1.71 per share, contingent upon Dr. Warren arranging for the Company a three month $75,000 line of credit. The line of credit was arranged in July 1996. In November 1996, the Company converted this line of credit into a six month unsecured note due May 1997 with a per annum interest rate of 8.75%. The due date of the note has been subsequently extended at each successive due date for an additional six month period. The note is currently due in November 1998. Dr. Warren is the co-signer on the note.

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

         In October 1996, Dr. Glen Warren and Malcolm C. Davenport, V each loaned $25,000 to the Company for use as working capital and to fund operating losses. The loans are due upon demand by the respective holders, but no later than August 1997, and bear interest at the prime rate plus 1%. As consideration, the Company issued each of the lenders an option to purchase up to 9,403 of Class B common stock at $1.71 per share at any time through June 2000. The Company re-paid $25,000 of these loans in June 1997; the remaining loan's fixed due date was extended to August 1, 1998 and was settled in February 1998.

         In a private placement completed in May 1997, two directors of the Company subscribed as follows for units consisting of 10,000 shares of Class A common stock and a warrant, exercisable through June 2000, to purchase 3,333 shares of Class A common stock at a price of $3.00 per share: Mr. Noble, four units for $100,000; and Mr. Davenport, two units for $50,000 (including one unit as trustee of the Malcolm C. Davenport Trust).

         In April 1997, Dr. Glen Warren made a short-term advance, without interest, of $30,000 to the Company for a period of eight days.

         In June 1997, Dr. Glen Warren loaned the Company $30,000. This demand loan, as amended, bore interest at the prime rate plus 1% and was due on demand, but no later than August 1, 1998. The Company settled this loan in August 1997.

         In July 1997 certain directors of the Company guaranteed revolving lines of credit, or extended personal revolving lines of credit to the Company in the following principal amounts; Messrs. Boyd, Davenport and Dr. Warren, $75,000 each; Mr. Noble, $100,000. The lines of credit bear interest on loan balances outstanding at the prime rate plus 1% and are due July 1998. As consideration, in October 1997 the Company issued each member of the group warrants for the purchase of 5,000 shares of Class A common stock at $4.58 per share, exercisable through June 2000, in respect of each $25,000 of revolving line of credit guaranteed or provided. The maturity date for the line of credit with Mr. Noble was extended, by amendment, to April 1999.

         The revolving lines of credit related to Messrs. Boyd, Davenport and Dr. Warren, amounting to $225,000 in the aggregate, were not extended by the bank beyond July 1998. However, the guarantees have remained in place for these lines of credit. The Company is currently discussing its various options with the individual guarantors and the bank.

         In August 1997, Dr. Glen Warren purchased 36,364 shares of Class A common stock for a an aggregate price of $100,000. In connection with this purchase Dr. Warren also received a warrant to purchase 37,000 shares of Class A common stock at $2.80 per share, exercisable through June 2000.

         In August 1997, Messrs.. Boyd, Davenport, Noble and Dr. Warren, participated in the organization of Video Communications Network, LLC ("VCN"), a 83.3% owned subsidiary of the Company that is in the planning and development stage. In exchange for nominal consideration, this group received 666 Ordinary LLC shares of VCN, representing 6.7% of the outstanding Ordinary and Deferred LLC shares.

         In October 1997, Ben E. Noble received warrants to purchase 40,000 shares of Class A common stock at a purchase price of $4.58 per share, exercisable through June 2000, in consideration of his having agreed to join the board of directors.

         In January 1998, the Company sold a portion of its interest in VCN, representing 444 LLC shares, to Messrs. Boyd, Noble, Dr. Warren and a shareholders for nominal consideration.

         In January 1998, Ben E. Noble extended a loan to the Company in the amount of $75,000. This loan is unsecured, bear interest at the prime rate plus 1% and is due on demand.

         In February 1998, Dr. Glen Warren subscribed for one unit of a VCN private placement offering. Each unit in the private placement was priced at $100,000 and consisted of 222 LLC shares and a warrant to purchase 50,000 shares of the Company's Class A common stock, exercisable at $3.00 per share through January 2001.

         In February 1998, John Boyd extended a loan to the Company in the amount of $75,000. This loan is unsecured, bear interest at the prime rate plus 1% and is due on demand.

         In April 1998, the Company entered into an agreement to pay Ben E. Noble ten percent (10%) interest on his investments into False River, LLC. The Company agreed to pay such interest in consideration of Mr. Noble being the initial and largest investor in False River, LLC and agreed to pay such interest until such time that his investments were repaid from the proceed of the sale of any and all distribution rights associated with the feature film currently titled False River.

         During the period of April 1998 to February 1999, certain members of the board of directors purchased preferred distribution LLC share interests in False River, LLC. The amount of funds received from the sale of these interests were as follows: Ben E. Noble $311,526; Dr. Glen Warren $147,000; Norman Hoskin $7,738; John Boyd $50,000 and Steven Brown $53,800.

         During the period of May 1998 to July 1998, Dr. Warren loaned the Company $370,500, in the aggregate. These notes are unsecured, bear interest at the prime rate plus 1% and are due on demand but no later than September 1999.

         In July 1998, Atlantic International Entertainment, Inc., a corporation whose chairman, Norman Hoskin, is a member of the board of directors, purchased preferred distribution LLC share interests in False River, LLC. These interests had a purchase price of $100,000.

         In July 1998, Dr. Glen Warren extended a non-interest bearing loan amounting to $37,500 to the Company, which was repaid in July 1998.

         In August 1998, Robert Martinez extended a loan to the Company amounting to $26,264. This note is secured, bears interest at the prime rate plus 1% and is due on demand but no later than September 1999. The Company has pledged as security its interest in the ordinary LLC shares of False River, LLC to the extent that any principal and accrued interest remain unpaid at maturity under this note agreement.

         During the period of August 1998 to October 1998, Dr. Glen Warren loaned the Company $68,000, in the aggregate. These notes are unsecured, bear interest at the prime rate and are due on demand, but no later than September 1999.

         During the period of December 1998 to January 1999, Dr. Warren extended loans to the Company amounting to $137,000. These loans are unsecured, bear interest at the prime rate plus 1% and are due on demand.

         In February 1999, the Company issued to John Boyd a warrant to purchase 100,000 shares of the Company's Class A common stock as additional consideration for his commitment to invest $50,000 in False River, LLC. The warrant is exercisable at $.20 per share, through January 2004. False River, LLC received $25,000 in January 1999 and $25,000 in February 1999 relative to this commitment.

         In February 1999, Steve Brown extended a loan to the Company amounting to $11,000. This note is secured, bears interest at the prime rate plus 1% and is due on demand but no later than September 1999. The Company has pledged as security its interest in the ordinary LLC shares of False River, LLC to the extent that any principal and accrued interest remain unpaid at maturity under this note agreement.

         In February 1999, Norman Hoskin extended a loan to the Company amounting to $10,000. This loan is unsecured, bears interest at the prime rate plus 1% and is due on demand, but no later than September 1999.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBIT LIST


EXHIBIT NUMBER                     DESCRIPTION

     2.1*          Agreement and Plan of Merger dated as of May 1, 1996 with
                   American Artists Film Corporation
     3.1*          Articles of Incorporation of the Registrant
     3.2*          Amended and Restated Bylaws of the Registrant
     3.3*          Amendment to Articles of Incorporation of the Registrant
                   adopted May 1, 1996
     3.4*          Articles of Incorporation of American Artists
     3.5*          Bylaws of American Artists
     3.6           Third Amended and Restated Bylaws of American Artists Film
                   Corporation, dated July 24, 1998
     3.7           Amendment of Articles of Incorporation of American Artists
                   Film Corporation dated January 26, 1999
     10.1*         Form of Indemnification Agreement
     10.2*         Consulting Agreement with Douglas J. Bates
     10.3*         Consulting Agreement with Alan G. Johnson
     10.4*         Promissory Note with Douglas J. Bates
     10.5*         Promissory Note with Alan G. Johnson
     10.6*         Common Stock Investment Agreement, dated February 24, 1992, and the Agreement dated February 24, 1992, between American
                   Artists and Icon International, Inc., as extended by letter dated August 21, 1995
     10.7*         Asset Purchase Agreement, dated August 1, 1993, between
                   Current Corporation and First Light Entertainment Corporation
     10.8*         Lease Agreement, dated August 5, 1993, between Kee Joint
                   Venture and Current Corporation, as renewed June 15, 1995 between Kee Joint Venture and First Light Entertainment
                   Corporation
     10.9*         Share Purchase Agreement, dated August 31, 1993, and
                   Amendment Agreement, dated November 3, 1995, between American
                   Artists and Vivian Walker Jones, with respect to shares of First Light Entertainment Corporation
     10.10*        Agreement, dated April ___, 1994, between NBC Entertainment and Greystone Communications, Inc., as supplemented by letter agreement dated April 7, 1994, regarding Angels I
     10.11*        License Agreement, dated April 13, 1994, between Calling
                   Card Company, Inc. and American Artists, as supplemented by letter agreement dated July 28, 1994
     10.12*        Letter Agreement, dated May 13, 1994, between Calling Card
                   Company, Inc. and American Artists
     10.13*        Joint Venture Agreement, dated May 20, 1994, between
                   Greystone Communications, Inc. and American Artists
     10.14*        Subscription Agreement, dated June 29, 1994, between American
                   Artists and First Light Diversity, Inc.
     10.15*        Agreement, dated July 26, 1994, between NBC Entertainment and
                   Greystone Communications, Inc., as supplemented by agreement dated July 26, 1994, regarding Angels II
     10.16*        Distribution Agreement, dated July 26, 1994, as revised
                   October 10, 1994, between Alfred Haber Distribution, Inc. and
                   American Artists
     10.17*        Agreement, dated August 3, 1994, between American Artists
                   and Ballantine Books
     10.18*        License Agreement, dated as of August 8, 1994, between Time-
                   Life Video and American Artists
     10.19*        Promissory Note, dated September 13, 1994, made by John W.
                   Boyd and Glen C. Warren, to be paid to the order of Deposit
                   Guaranty National Bank

     10.20*        Financial Consulting Agreement, dated May 6, 1995, between
                   Atlantic International Capital, Ltd. and American Artists,
                   as amended by letter agreement dated May 1, 1996
     10.21*        American Artists 1995 Stock Option Plan, approved December 1,
                   1995
     10.22*        Voting Agreement, dated april 29, 1996, among Rex Hauck,
                   Steve Brown, Dr. Glen Warren, and Vivian Jones
     10.23*        License Agreement, dated as of April 30, 1996, between
                   American Artists and Turner Original Productions, Inc.,
                   regarding Angels I and Angels II
     10.24*        Development Agreement, dated June 14, 1996, between American
                   Artists and Turner Original Productions, Inc.
     10.25*        Articles of Incorporation of Millennium Group, L.L.C.
     10.26*        Operating Agreement of Millennium Group, L.L.C.
     10.27*        Articles of Organization of Death and Taxes Film Company,
                   L.L.C.
     10.28*        Form of Operating Agreement of Death and Taxes Film Company,
                   L.L.C.
     10.29*        Articles of Incorporation of First Light Entertainment
                   Corporation
     10.30*        Bylaws of First Light Entertainment Corporation
     10.31*        Articles of Incorporation of Diversity Film Works, Inc.
     10.32*        Bylaws of Diversity Film Works, Inc.
     10.33*        Unsecured Promissory Note dated July 17, 1996 issued to
                   Deposit Guaranty National Bank
     10.34*        Agreement with Liberty Transfer Co.
     10.35**       Voting Agreement between American Artists Film Corporation and Tyrone C. Johnson
     10.36*        Lease Agreement, dated August 15, 1996, between
                   Kee Joint Venture and First Light Entertainment Corporation
     10.37*        Promissory Note, dated November 21, 1996, made by American
                   Artists Film Corporation and co-signed by Glen C. Warren, to be paid to the order of Deposit Guaranty National Bank
     10.38*        Financial Consulting Agreement, dated May 16, 1995, between
                   Atlantic International Capital, Ltd. and American Artists, as
                   amended by letter agreements dated May 1, 1996 and September
                   27, 1996
     10.39*        Overhead Allocation Agreement between American Artists Film
                   Corporation and Diversity Filmworks, Inc. , dated July 31,
                   1996
     10.40*        Production Agreement, dated October 11, 1996, between
                   American Artists and Turner Original Productions, Inc.
     10.41*        Common Stock Investment Agreement, dated February 24, 1992, and the Agreement dated February 24, 1992, between American
                   Artists and Icon International, Inc., as extended by letter agreements dated August 21, 1995 and December 10, 1996
     10.42*        Amendment to Distribution Agreement, dated July 26, 1994, as revised October 10, 1994, between Alfred Haber Distribution,
                   Inc. and American Artists (Amendment of Exhibit 10.16)
     10.43*        Termination Letter to Liberty Transfer Company
     10.44*        Amendment to Production Agreement, dated October 11, 1996, between American Artists and Turner Original Productions,
                   Inc. (Amendment to Exhibit 10.40)
     10.45*        Common Stock Investment Agreement, dated February 24, 1992, and the Agreement dated February 24, 1992, between American
                   Artists and Icon International, Inc., as extended by letter agreements dated August 21, 1995 and December 10, 1996 and
                   October 20, 1997
     10.46*        Agreement with Continental Stock Transfer & Trust Company
                   dated November 6, 1996.
     10.47*        Promissory Note, dated May 20, 1997, made by Glen C. Warren, to be paid to the order of Deposit Guaranty National Bank
     10.48*        Settlement Agreement and Release, dated May 29, 1997, by and between Greystone Communications, Inc. and American Artists
                   Film Corporation
     10.49*        Letter of Agreement by and between Desmond Towey & Associates and American Artists Film Corporation dated June 18, 1997
     10.50*        Promissory Note, dated July 17, 1997, made by Glen C. Warren,
                   John W. Boyd, and Malcolm C. Davenport, to be paid to the order of First Bank of Childersburg
     10.51*        Production Agreement between King Arthur Productions, LLC and
                   American Artists Film Corporation

     10.52* Subscription Agreement and Stock Purchase Agreement both dated September 3, 1997 for Glen C. Warren
     10.53* Agreement between Marion Woodman and American Artists Film Corporation dated September 17, 1997
     10.54* Agreement between The Episcopal Media Center and American Artists Film Corporation dated September 18, 1997
     10.55* Agreement between Robert Johnson and American Artists Film Corporation dated September 25, 1997
     10.56* Agreement between Georgia Public Television and American Artists Film Corporation
     10.57* Unsecured Promissory Note, dated as of October 2, 1996, issued to Malcolm C. Davenport
     10.58* Unsecured Promissory Note, dated as of October 3, 1996 issued to Glen C. Warren
     10.59* Unsecured Promissory Note, dated as of October 10, 1996, issued to Martin Howard
     10.60* Unsecured Promissory Note, dated as of June 3, 1997, issued to Glen C. Warren
     10.61* Letter of Agreement, dated July 17, 1997, by and between American Artists Film Corporation and Ben Noble for an unsecured revolving line of credit
     10.62* Amendment to Promissory Note, dated as of July 31, 1997, issued to Glen C. Warren (Amendment of Exhibit 10.58)
     10.63* Amendment to Promissory Note, dated as of July 31, 1997, issued to Glen C. Warren (Amendment of Exhibit 10.60)
     10.64* Termination Letter, dated October 31, 1996, to Atlantic International Capital, Ltd.
     10.65 Lease Amendment-Renewal, dated December 5, 1997, between Kee Joint Venture, First Light Films/American Artists Film Corporation and I.J. Kapplin Co.
     10.66 Third Party Licensing Agreement, dated February 9, 1998, between Diversity Entertainment Television/Atlanta, LLC, and Georgia Public Television Company
     10.67 Lease Agreement, dated January 12, 1998, between Underground Festival, Inc., and Diversity Entertainment Television/Atlanta, LLC
     10.68 Amendment Agreement, dated January 15, 1998, between Video Communications Network, LLC and its Members
     10.69 Unsecured Promissory Note, dated January 21, 1998, issued to Ben E. Noble
     10.70 Agreement, dated February 12, 1998, between Cable New Network ("CNN") and Diversity Entertainment Television/Atlanta, LLC
     10.71 Unsecured Promissory Note, dated February 28, 1998, issued to John W. Boyd
     10.72 Unsecured Promissory Note, dated March 16, 1998, issued to Joseph Litner
     10.73 Third Party Licensing Agreement, dated April 1, 1998, between Diversity Entertainment Television/Atlanta, LLC, and Georgia Television Company d/b/a WSB-TV
     10.74 Production Agreement, dated April 6, 1998, between Crossing Point, Inc., and American Artists Film Corporation.
     10.75 Amended and Restated Operating Agreement of False River, LLC, dated April 1998
     10.76 False River Interest Agreement, dated April 30, 1998, between Ben Noble and American Artists Film Corporation
     10.77 Financial Advisory and Consulting Agreement, dated May 1, 1998, between National Securities Corporation and American Artists Film Corporation
     10.78         Unsecured Promissory Note, dated May 4, 1998, issued to Glen
                   C. Warren
     10.79         Unsecured Promissory Note, dated May 14, 1998, issued to Glen
                   C. Warren
     10.80         Unsecured Promissory Note, dated May 14, 1998, issued to Glen
                   C. Warren
     10.81 "Last Sunrise" Production Agreement, dated May 21, 1998, between THC Entertainment, Inc., and American Artists Film Corporation
     10.82 Amendment Agreement, dated May 29, 1998, to the Amended and Restated Operating Agreement .of False River, LLC, between False River, LLC and its Members
     10.83 Amendment #1 to the Loan and Security Agreement dated April 2, 1998, between Emergent Financial Corporation and First Light Entertainment Corporation
     10.84 Unsecured Promissory Note, dated June 17, 1998, issued to Glen C. Warren
     10.85 Media Relations and Consulting Agreement, dated June 23, 1998, between Stockstowatch.com, American Artists Film Corporation and Third Parties
     10.86 Unsecured Promissory Note, dated June 26, 1998, issued to Glen C. Warren

     10.87 Amendment #1 dated June 30, 1998, to the Media Relations and Consulting Agreement, dated June 23, 1998, between Stockstowatch.com, Inc., American Artists Film Corporation and Third Parties
     10.88 Operating Agreement of Diversity Entertainment Television/Atlanta, dated June 30, 1998
     10.89         Unsecured Promissory Note, dated July 2, 1998, issued to
                   Glen C. Warren
     10.90 Letter of Agreement, dated July 16, 1998, between Crawford Communications, Inc., and Video Communications Network, LLC.
     10.91 Extension Letter of Agreement, dated July 17, 1997, between American Artists Film Corporation and Ben E. Noble
     10.92 Settlement Agreement and Release, dated July 24, 1998, between American Artists Film Corporation, Millennium Group, LLC and Investors.
     10.93 Unsecured Promissory Note, dated December 1, 1998, issued to Glen C. Warren
     10.94 "Miracles" Co-Production Agreement, dated July 29, 1998, between Jeanette Ebaugh and American Artists Film Corporation
     10.95 Unsecured Promissory Note, dated July 31, 1998, issued to Glen C. Warren
     10.96 Unsecured Promissory Note, dated August 6, 1998, issued to Glen C. Warren
     10.97 Production Agreement, dated August 10, 1998, between Doris Reynolds and American Artists Film Corporation
     10.98 Unsecured Promissory Note, dated August 14, 1998, issued to Glen C. Warren
     10.99 Operating Agreement of Video Communications Network, LLC, dated August 20, 1997
     10.100 Secured Promissory Note, dated August 26, 1998, issued to Robert A. Martinez
     10.101 Unsecured Promissory Note, dated August 31, 1998, issued to Glen C. Warren
     10.102 Secured Promissory Note, dated September 14, 1998, issued to Sandra Smallwood
     10.103 Sales Agreement, dated September 24, 1998, between Diversity Entertainment Television/Atlanta, LLC, and International Food Specialties
     10.104 "Miracles" Development Agreement, dated October 5, 1998, between Home Box Office ("HBO") and American Artists Film Corporation.
     10.105 Unsecured Promissory Note, dated October 6, 1998, issued to Glen C. Warren
     10.106 Investor Relations Services Agreement, dated November 23, 1998, between Makenna Delaney & Sullivan and American Artists Film Corporation
     10.107 Consulting Agreement, dated December 7, 1998, between American Artists Film Corporation and Ron Qurashi
     10.108 Sublease Agreement, dated December 23, 1998, between CSX Intermodal, Inc, American Artists Film Corporation and
                   Steven D. Brown
     10.109 Extension Letter for Promissory Notes dated December 31, 1998, by and between American Artists Film Corporation and Steven D. Brown
     10.110 Extension Letter for Promissory Notes dated December 31, 1998, by and between American Artists Film Corporation and Rex Hauck
     10.111 Extension Letter for Promissory Notes dated December 31, 1998, by and between American Artists Film Corporation and Tyrone Johnson
     10.112 Extension Letter for Promissory Notes dated December 31, 1998, by and between American Artists Film Corporation and Vivian W. Jones
     10.113 Extension Letter for Promissory Notes dated December 31, 1998, by and between American Artists Film Corporation and
                   J. Eric Van Atta
     10.114 Extension Letter for Promissory Notes dated December 31, 1998, by and between First Light Entertainment Corporation and Vivian W. Jones
     10.115 Extension Letter for Promissory Notes dated December 31, 1998, by and between First Light Entertainment Corporation and Steven D. Brown
     10.116 Unsecured Promissory Note, dated January 15, 1999, issued to Glen C. Warren
     10.117 Secured Promissory Note, dated January 15, 1999, issued to Sandra Smallwood
     10.118 Amendment Letter Agreement dated as of February 1, 1999, between American Artists Film Corporation and Home Box Office ("HBO") in connection with the "Miracles" Development Agreement dated as of October 5, 1998 between American Artists Film Corporation and HBO
     10.119 Unsecured Promissory Note, dated February 1, 1999, issued to Norman J. Hoskin
     10.120 Secured Promissory Note, dated February 16, 1999, issued to Steven D. Brown
     10.121 Consulting Agreement, dated February 19, 1999, between American Artists Film Corporation and Fontenelle, LLC

     10.122 Consulting Agreement, dated February 19, 1999, between American Artists Film Corporation and F T Enterprises, Inc.
     10.123* Loan and Security Agreement Between First Light Entertainment Corporation and Emergent Financial Corp.
     23.1          Consent of BDO Seidman, LLP
     27.1 American Artists Entertainment Corporation Financial Data Schedule (for SEC use only).

------------------------------------------------------------
* Certain of the exhibits to this Report, indicated by an asterisk, are incorporated by reference to other documents on file with the Securities and Exchange Commission with which they were physically filed, to be part of hereof as of their respective dates. Documents to which reference is made are as follows:

(1) Registration Statement on Form SB-2 (File No. 33-97196C) of Setab Alpha, Inc., filed on September 16, 1996.

(2) Registration Statement on Form S-4 (File No. 333-4159) of Setab Alpha, Inc., filed September 16, 1996.

(3) Annual Report on Form 10-KSB (File No. 000-20759) of American Artists Film Corporation for the year ended July 31, 1996.

(4) Annual Report on Form 10-KSB (File No. 000-20759) of American Artists Film Corporation for the year ended July 31, 1997.

(5) Quarterly Report on Form 10-QSB (File No. 000-20759) of American Artists Film Corporation for the quarter ended April 30, 1998

(B)  REPORTS ON FORM 8-K.

         The following report was filed on Form 8-K by the Company during the quarter ended July 31, 1998:

                  (a) Form 8-K filed on June 24, 1998

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 11, 1999
                                    AMERICAN ARTISTS ENTERTAINMENT CORPORATION



                                    By:   /s/ Steven D. Brown
                                          --------------------------------------
                                          Steven D. Brown
                                          Chief Executive Officer and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dr. Glen C. Warren              Director and Chairman                       March 11, 1999
-----------------------------
Dr. Glen C. Warren

/s/ Rex Hauck                       Director and President                      March 11, 1999
------------------------------
Rex Hauck

/s/ Robert A. Martinez              Vice President/Finance, Chief               March 11, 1999
------------------------------         Financial Officer and Treasurer
Robert A. Martinez

/s/ John W. Boyd                    Director                                    March 11, 1999
-----------------------------
John W. Boyd

/s/ Malcolm C. Davenport, V         Director                                    March 11, 1999
-----------------------------
Malcolm C. Davenport, V

/s/ Dan W. Holloway                 Director                                    March 11, 1999
-----------------------------
Dan W. Holloway

/s/ Norman J. Hoskin                Director                                    March 11, 1999
-----------------------------
Norman J. Hoskin

/s/ Ben E. Noble                    Director                                    March 11, 1999
-----------------------------
Ben E. Noble

                   AMERICAN ARTISTS ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                  F-2

       CONSOLIDATED BALANCE SHEET S                                        F-3

       CONSOLIDATED STATEMENTS OF OPERATIONS                               F-5

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)   F-6

       CONSOLIDATED STATEMENTS OF CASHFLOWS                                F-7

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-8

Report of Independent Certified Public Accountants


Board of Directors and Stockholders
American Artists Entertainment Corporation

We have audited the accompanying consolidated balance sheets of American Artists Entertainment Corporation (formerly American Artists Film Corporation) and Subsidiaries as of July 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (capital deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Artists Entertainment Corporation (formerly American Artists Film Corporation) and Subsidiaries at July 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a significant net loss in fiscal 1998 and has a capital deficiency at July 31, 1998. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            BDO SEIDMAN, LLP

Atlanta, Georgia
March 2, 1999

                   AMERICAN ARTIST ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                      July 31,
                                                            ----------------------------
                                                               1998              1997
                                                            ----------        ----------

ASSETS

CASH                                                        $   35,568        $   31,379

ACCOUNTS RECEIVABLE                                             99,998           508,837

FILM COSTS, NET OF ACCUMULATED AMORTIZATION (NOTE 1)         1,230,231           493,912

PROPERTY AND EQUIPMENT, NET (NOTES 1 AND 4)                     28,221            41,193

GOODWILL, NET OF ACCUMULATED AMORTIZATION (NOTE 1)                  --           117,429

ADVANCES TO OFFICERS (NOTE 1)                                  253,012           220,719

                                                            ----------        ----------

                                                            $1,647,030        $1,413,469
                                                            ==========        ==========

                    See accompanying notes to consolidated financial statements.

                   AMERICAN ARTIST ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                July 31,
                                                                    -------------------------------
                                                                        1998                1997
                                                                    -----------         -----------
LIABILITIES
LINE OF CREDIT (NOTE 6)                                             $    52,549         $        --
ACCOUNTS PAYABLE                                                        392,421             342,860
ACCRUED EXPENSES                                                         72,026             180,790
ACCRUED PROFESSIONAL FEES                                               161,816             193,510
COMMON STOCK ISSUABLE (NOTE 1)                                           45,313                  --
NOTES PAYABLE (NOTE 7)                                                  406,426             316,128
NOTES PAYABLE/RELATED PARTIES (NOTE 8)                                  620,500             155,000
                                                                    -----------         -----------
TOTAL LIABILITIES                                                     1,751,051           1,188,288
                                                                    -----------         -----------

MINORITY INTERESTS (NOTES 3, 4 AND 5)                                   545,610              50,000

CONTINGENCIES

STOCKHOLDERS' EQUITY (CAPITAL DEFICIT) (NOTE 9)
PREFERRED STOCK - SHARES AUTHORIZED 10,000,000;  NONE ISSUED                 --                  --
COMMON STOCK, $.001 PAR:
  CLASS A - SHARES AUTHORIZED 20,000,000; ISSUED AND
  OUTSTANDING 3,157,789 AND 876,620                                       3,158                 877
  CLASS B - SHARES AUTHORIZED 20,000,000; ISSUED AND
  OUTSTANDING 3,282,472 AND 5,502,277                                     3,282               5,502
ADDITIONAL PAID-IN CAPITAL                                            3,916,933           2,908,117
UNAMORTIZED ADVERTISING CREDITS                                              --            (122,618)
ACCUMULATED DEFICIT                                                  (4,573,004)         (2,616,697)
                                                                    -----------         -----------
TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)                           (649,631)            175,181
                                                                    -----------         -----------

                                                                    $ 1,647,030         $ 1,413,469
                                                                    ===========         ===========

                     See accompanying notes to consolidated financial statements

                   AMERICAN ARTIST ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Year Ended July 31,
                                               -------------------------------
                                                   1998                1997
                                               -----------         -----------
REVENUES (NOTE 1)
Commercial production                          $ 2,450,958         $ 3,469,655
Film revenues (Note 1)                                  --             420,937
                                               -----------         -----------

                                                 2,450,958           3,890,592
                                               -----------         -----------

COSTS AND EXPENSES
Cost of commercial production                    1,812,299           2,656,064
Film cost amortization                              78,943             362,214
Consulting expenses (Note 10)                      650,000                  --
Selling, general and administrative              1,808,376           1,347,413
                                               -----------         -----------

                                                 4,349,618           4,365,691
                                               -----------         -----------

LOSS FROM OPERATIONS                            (1,898,660)           (475,099)

Interest expense                                    57,647              15,746
Other expense                                           --              90,000
                                               -----------         -----------

NET LOSS                                       $(1,956,307)        $  (580,845)
                                               ===========         ===========

NET LOSS PER SHARE - BASIC AND DILUTED         $      (.30)        $      (.09)
                                               ===========         ===========
WEIGHTED AVERAGE COMMON SHARES (NOTE 1)          6,414,314           6,172,977
                                               ===========         ===========

                     See accompanying notes to consolidated financial statements

                   AMERICAN ARTIST ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)


                                                                                                                 Total
                                                                                                                 Stock-
                                                                                       Un-                       holders'
                                                                           Additional  amortized                 Equity
                       Class A            Class B                          Paid-In     advertising  Accumulated  (Capital
                     Common Stock       Common Stock      Common Stock     Capital     credits      Deficit      Deficit)
                    Shares  Amount     Shares  Amount   Shares    Amount
                 --------------------------------------------------------------------------------------------------------
Balance - July
31, 1996                -  $    -          -  $    -  9,407,837  $ 470,392  $2,125,117 $(122,618) $(2,035,852)  $ 437,039

Merger with
Setab Alpha,
Inc. accounted
for as a
recapitalization
(Note 1):

Recapitalization
of outstanding
common stock       12,600      13  5,502,277   5,502 (9,407,837)  (470,392)    464,877         -            -           -

Acquisition of
net assets of
Setab Alpha,
Inc.              700,020     700          -       -          -          -        (700)        -            -           -

Offering costs          -                  -       -          -          -    (105,000)        -            -    (105,000)

Issuances of
common stock
(Note 9(b))       164,000     164          -       -          -          -     409,836         -            -     410,000

Award of stock
options (Note
9(a))                   -       -          -       -          -          -      13,987         -            -      13,987

Net loss                -       -          -       -          -          -           -         -     (580,845)   (580,845)
                ---------------------------------------------------------------------------------------------------------
Balance - July
31, 1997          876,620   $ 877  5,502,277  $5,502          -          -  $2,908,117 $(122,618) $(2,616,697)   $175,181

Consulting
agreement (Note
10(a))             25,000      25          -       -          -          -     149,975         -            -     150,000

Write-down of
advertising
credits (Note 1)        -       -          -       -          -          -           -   122,618            -     122,618

Contribution of
stock warrants
to VCN (Note 4)         -       -          -       -          -          -     299,933         -            -     299,933

Private
placement (Note
9(b))              36,364      36          -       -          -          -      99,964         -            -     100,000

Consulting
agreement (Note
10(b))                  -       -          -       -          -          -     446,450         -            -     446,450

Award of stock
options (Note
9(a))                   -       -          -       -          -          -      12,494         -            -      12,494

Common stock
conversions     2,219,805   2,220 (2,219,805) (2,220)         -          -           -         -            -           -

Net loss                -       -          -       -          -          -           -         -   (1,956,307) (1,956,307)
                ---------------------------------------------------------------------------------------------------------
Balance - July
31, 1998        3,157,789  $3,158  3,282,472  $3,282          -          -  $3,916,933 $       -  $(4,573,004)  $(649,631)
                =========================================================================================================

                       See accompany notes to consolidated financial statements.

                   AMERICAN ARTIST ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Year Ended July 31,
                                                                       -------------------------------
                                                                          1998                1997
                                                                       -----------           ---------
OPERATING ACTIVITIES
  Net loss                                                             $(1,956,307)          $(580,845)
  Adjustments to reconcile net loss to cash used in operating activities:
     Film costs amortization                                                78,943             362,214
     Depreciation and amortization                                         255,339              59,425
     Consulting expense                                                    596,450                  --
     Award of stock options                                                 12,494              13,987
      Changes in assets and liabilities:
         Accounts receivable                                               408,839            (401,380)
         Film costs additions                                             (819,949)           (380,249)
         Other assets                                                      (32,293)             (3,360)
         Accounts payable                                                   49,561             173,079
         Accrued expenses                                                 (140,457)              5,570
         Deferred revenue                                                       --             (11,867)
                                                                       -----------           ---------
Cash used in operating activities                                       (1,547,380)           (763,426)
INVESTING ACTIVITIES
  Capital expenditures                                                      (2,321)             (9,347)
                                                                       -----------           ---------
FINANCING ACTIVITIES
  Borrowings under line of credit, net                                      52,549                  --
  Repayment of notes payable                                              (515,752)           (140,848)
  Borrowings under notes payable                                         1,071,550             535,000
  Issuances of common stock                                                100,000             410,000
  Issuances of stock warrants                                              299,933                  --
  Minority interests                                                       545,610                  --
                                                                       -----------           ---------
Cash provided by financing activities                                    1,553,890             804,152

NET INCREASE IN CASH                                                         4,189              31,379

                                                                       -----------           ---------
CASH, beginning of year                                                     31,379                  --
                                                                       -----------           ---------
CASH, end of year                                                      $    35,568           $  31,379
                                                                       ===========           =========

                     See accompanying notes to consolidated financial statements

                   AMERICAN ARTIST ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

         American Artists Entertainment Corporation (the "Company" or "American Artists"), which prior to February 1999 was known as American Artists Film Corporation, legally changed its name on February 5, 1999. The Company, directly and through its subsidiaries, engages in the development, production and exploitation of made-for-television and feature length motion pictures, and in the commercial contract production of film products, principally television commercials and corporate/industrial videos. The Company classifies its operations in two business segments: (i) film development and production, which includes the development and production of both cable or television films and specials and feature films, and (ii) contract production, which includes the production of both commercials and corporate/industrial videos. The Company's film development and production operations involve the granting of credit to film exhibitors and distributors. The Company's contract production operations involve the granting of credit to clients and advertising agencies that represent clients in various industries.

         During fiscal 1997 and 1998, the Company incurred developmental and organizational expenses for a new business segment focused on the development and operation of a network of large screen video display ("LSVD") units. This segment is in the planning and development stage and has not generated any revenues.

         The Company obtains its revenues from discrete project assignments obtained from various clients. Accordingly, while the fees from one or more clients may, in any one year, be significant as the result of the size of a project undertaken for that client, the Company is not dependent on any one client for a material amount of its continuing revenues.

         During fiscal 1998, two of the Company's customers accounted for fees equal to 54.3% and 12.5% of consolidated revenues. During fiscal 1997, three of the Company's customers accounted for fees equal to 21.2%, 19.7% and 12.2% of consolidated revenues.

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of American Artists, First Light Entertainment Corporation ("First Light"), a wholly-owned subsidiary, Diversity Filmworks, Inc. ("Diversity"), a 49% owned subsidiary, Millennium Group, LLC ("Millennium"), a wholly-owned subsidiary, False River, LLC ("False River"), a 51% owned subsidiary and Video Communications Network, LLC ("VCN"), a majority-owned subsidiary. The Company also consolidates the accounts of Diversity Entertainment Television/Atlanta, LLC ("DETV/Atlanta"), which it controls through VCN's majority ownership in DETV/Atlanta. American Artists and its subsidiaries are collectively referred to as "AAEC Group."

         AAEC Group conducts its television, feature film and television commercial operations under the name of American Artists Films, a division of American Artists and conducts its corporate/industrial video operations under the name of First Draft Films, a division of American Artists.

         Through the end of fiscal 1998 the Company conducted its contract commercial production operations through its First Light subsidiary. First Light suffered a significant decline in revenues during the fourth quarter of fiscal 1998, and as a result incurred an operating loss. In October 1998, the Company decided to temporarily cease First Light's operations while it evaluated the form and direction of its future contract commercial production operations. That study is ongoing and the Company has not yet determined whether it will renew these operations, and if so whether it will do so under the First Light name, through American Artists Films, or through another entity. Although the Company may use the First Light name, the temporary cessation of its operations and uncertain future made uncertain the future recovery of the remainder of the goodwill which was recorded in connection with the Company's fiscal 1994 acquisition of First Light. Accordingly, the goodwill of $78,286 remaining at July 31, 1998 was charged to operations in fiscal 1998.

                   AMERICAN ARTIST ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Although the Company has temporarily ceased the operations of First Light, it continues to consolidate its accounts. First Light has a line of credit, secured by its accounts receivable and guaranteed by the Company, which the Company repaid in the first quarter of fiscal 1999 with the collection of First Light's accounts receivable. The Company is presently deferring the payment of First Light's other liabilities, which consist primarily of its accounts payable ($86,883 at July 31, 1998 and $113,777 as of March 2, 1999). With the exception of accounts receivable, which the Company collected subsequent to July 31, 1998, and certain property and equipment, which the Company can continue to use in its operations, First Light has no significant assets.

         As a result of the Company's decision to temporarily cease First Light's operations, Ms. Vivian Jones, the president of First Light and a director and co-president of the Company, tendered her resignation.

         Diversity was formed by American Artists and a qualified minority owner to engage in contract production as a qualified minority contractor. The Company and the other stockholder of Diversity have an agreement as to the size and composition of Diversity's board of directors. As a result, the Company consolidates the accounts of Diversity in its consolidated financial statements.

         Millennium, a limited liability company, was formed to produce and distribute a sixty minute video. As of July 31, 1998, Millennium's activities have been limited to pre-production story development. In July 1998, the Company acquired 100% of the outstanding LLC shares of Millennium in exchange for 25,000 shares of the Company's Class A common stock. These shares were valued at $45,313 based upon the closing share price of the Company's Class A common stock on the date of the agreement. These shares were issued subsequent to July 31, 1998 and the liability related to the contractual obligation to issue these shares is presented as a component of liabilities in the consolidated balance sheet at July 31, 1998.

          Prior to this acquisition, the Company exercised control through its capacity as manager, which position allowed it to direct the operations of Millennium, its purchase and sale of assets, issuance of debt or equity securities, and execution of contracts and agreements, without the approval of the other LLC shareholders. The minority interest at July 31, 1997 relates to Millennium.

         False River was organized in fiscal 1998 to develop and produce a feature film, currently titled False River (See Note 3). VCN, and its subsidiary DETV/Atlanta, were organized in fiscal 1998 in connection with the Company's plans to develop and operate large screen video display units (See Notes 4 and 5).

         In accordance with Statement of Financial Accounting Standards No. 53 "Financial Reporting by Producers and Distributors of Motion Picture Films" ("SFAS No. 53"), AAEC Group presents an unclassified balance sheet.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts in the consolidated balance sheet have been reclassified for comparative purposes.

FILM COSTS AND REVENUES

         Cost incurred to develop stories, acquire story rights, produce and print films, and advertising or other distribution costs which benefit future markets, are capitalized as film costs when incurred. All other advertising and distribution costs are expensed as incurred.

         AAEC Group finances certain of its projects by granting revenue participations to outside investors in exchange for investments in the production of the film. Capitalized film costs are reduced by the financing provided under these arrangements.

                   AMERICAN ARTIST ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Capitalized film costs are amortized using the individual film forecast method under which capitalized costs are amortized based on the relationship between the gross revenue realized and the estimate of the total gross revenues to be earned by the film over its life. Revenue estimates are reviewed periodically and, when appropriate, are revised. Where unamortized film costs exceed a revised estimate of total future gross revenues, film costs are written down to net realizable value. In fiscal 1998, the Company directly wrote-off $78,943 from projects in development that were determined to be unlikely to be pursued.

         The components of capitalized film costs were as follows:

                                                        July 31,
                                          --------------------------------------
                                                 1998               1997
                                          --------------------------------------
            Released                             $ 1,185,560        $ 1,185,560
            Accumulated amortization              (1,174,643)        (1,174,643)
                                          --------------------------------------
                                                      10,917             10,917
            In production                            745,632             34,181
            In development                           473,682            448,814
                                          --------------------------------------

                                                 $ 1,230,231         $  493,912
                                          ======================================

         The above amounts do not include any value for four developed scripts contributed to AAEC Group in 1991 by its founding stockholders in exchange for common stock. In accordance with generally accepted accounting principles, the scripts were recorded at zero, which, because no amounts had been expended for the development of the scripts, represented the cost basis of the contributing stockholders, and the stated value of the common shares issued, $238,000, was charged against additional paid-in capital.

         In general, the majority of the revenue to be derived from a film will be earned during the two to three years following its release. On the basis of American Artists' current production projections, which could change in the future based on the availability of production funding, film demand and other factors, 40% of the unamortized film costs will be amortized over the two year period that will end July 31, 2000 and 60% will amortized over the four year period that will end July 31, 2002.

         Film revenues are recognized, in accordance with SFAS No. 53, generally when the film has been accepted by the licensee, where applicable, collection of license fees is reasonably assured, and the film is exhibited or is available for distribution in the applicable market. Films are generally first exhibited in television markets, and then are distributed on videotape. Revenues from the foreign exhibition or sale of films are denominated in U.S. dollars. Minimum guaranteed amounts from video license agreements, and from book royalties, are recognized when the applicable license period begins and the film or book is available to the distributor; amounts in excess of the minimum guarantee are recognized when earned. Revenues are reduced for amounts payable on account of revenue participations, which are accrued on the same basis as film costs are amortized.

         The components of film revenues were as follows:

                                             Year Ended July 31,
                                    --------------------------------------
                                          1998             1997
                                    --------------------------------------
             Television                   $   -          $ 406,991
             Foreign video                    -             13,946
                                    --------------------------------------
                                          $   -          $ 420,937
                                    ======================================

                   AMERICAN ARTIST ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONTRACT PRODUCTION

         AAEC Group produces film products, primarily television commercials and corporate/industrial videos, for customers under fixed fee arrangements, which typically are less than two months in duration. Revenues and cost attributed to these contracts are recognized over the life of the contract using the percentage-of-completion method of accounting. Under that method, revenue and related costs are recognized based on the percentage of the contract completed, which is estimated on the basis of the relationship of the costs incurred to total estimated costs, except that provision is made currently for the full amount of any anticipated losses on contracts in progress.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated life of the related asset. The components of property and equipment are as follows:

                                                     Useful                 July 31,
                                                                  -------------------------------
                                                     Lives           1998                1997
                                                    ---------------------------------------------
            Office furniture and fixtures           5 - 7 years   $  91,683            $ 89,362
            Leasehold improvements                   -               35,000              35,000
            Production equipment                    5 - 7 years       7,498               7,498

                                                                ---------------------------------
                                                                    134,181             131,860
            Less accumulated depreciation and
              amortization                                         (105,960)            (90,667)
                                                                ---------------------------------
                                                                  $  28,221            $ 41,193
                                                                =================================

ADVANCES TO OFFICERS

         AAEC Group has, on certain occasions, made cash advances to certain officers which generally bear interest at 7% per annum. Management anticipates that these advances will be repaid through their offset against future compensation. (See Note 15(i)).

UNAMORTIZED ADVERTISING CREDITS

         In fiscal 1992, American Artists issued shares of its common stock in exchange for advertising credits that entitled American Artists to purchase advertising credit having an aggregate "standard cost" value of $500,000. The credits were recorded on the basis of $0.85 per share, based on per share prices of shares of common stock issued for cash during the same period. The unamortized advertising credits were presented as a reduction of stockholders' equity reflecting the acquisition of the credits for common stock.

          At July 31, 1998, the Company determined that it would be unable to fully utilize these credits prior to their expiration in December 1998. As a result, the Company recorded a $122,618 charge to operations to fully amortize these advertising credits at July 31, 1998.

INCOME TAXES

         AAEC Group files a consolidated income tax return and provides for income taxes under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Under that standard, deferred income taxes are provided on the difference between the financial reporting and tax bases of assets and liabilities. A valuation allowance is provided to the extent that management estimates that it is more likely than not that the benefit of deferred tax assets will be realized.

                   AMERICAN ARTIST ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EARNINGS PER SHARE

         The Company adopted the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," effective January 31, 1998, and restated the earnings per share amounts for prior periods. The restatement did not have any effect on previously presented earnings per share amounts.

         Basic and diluted earnings per share are computed on the basis of net income or loss divided by the weighted average number of common shares (Class A and Class B) outstanding during the relevant period. Diluted earnings per share excludes the effects of stock options and warrants (and is therefore the same as basic earnings per share) as their effects would be anti-dilutive due to the net losses. There were 3,634,618 and 2,791,972 anti-dilutive common stock options and common stock warrants outstanding at July 31, 1998 and 1997, respectively.

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

MERGER WITH SETAB ALPHA, INC.

         In October 1996 the Company completed a merger (the "Merger") with Setab Alpha, Inc. ("Setab") whereby Setab acquired 100 percent of the outstanding common stock of American Artists Film Corporation ("Old American Artists") in exchange for the issuance of 12,600 shares of the Setab's Class A common stock and 5,502,277 shares of Setab's Class B common. Upon completion of the Merger, Setab as the surviving corporation, changed its name to American Artists Film Corporation. In February 1999, the surviving corporation changed its name to American Artists Entertainment Corporation.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and

                   AMERICAN ARTIST ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. The Company will adopt SFAS 130 in fiscal 1999 and anticipates that the implementation of this standard will not affect the Company's financial position or results of operations.

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

         SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. The Company will adopt SFAS 131 in fiscal 1999. The Company has not yet determined whether its reportable segments, under SFAS 131, will differ from those it currently reports under SFAS 14. However, the adoption of this disclosure standard will not affect the Company's financial position or results of operations.

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pension and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans but does not change existing measurement or recognition requirements related to such plans. SFAS 132 also requires additional information on changes in the benefit obligations and fair values of plan assets. The Company does not currently offer postretirement benefits and anticipates that the adoption of SFAS 132 will not have an effect on the Company's financial position or results of operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments," ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction effects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company does not currently use derivative instruments either in hedging activities or for investment purposes. Accordingly, the Company anticipates that the adoption of SFAS 133 will not have an effect on the Company's financial position or results of operations.

NOTE 2 - ABILITY TO CONTINUE AS A GOING CONCERN

         The Company's consolidated financial statements have been prepared on the basis of the continuation of the Company as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not reflect any adjustments which might be necessary if the Company were to be unable to continue as a going concern.

                   AMERICAN ARTIST ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Since its inception, the Company has experienced a history of operating losses and constrained cash flows, and has been unable to fully implement its business plan due to insufficient capital resources. In fiscal 1998 the Company incurred a net loss of $1,956,307, and negative operating cash flows of $1,547,380, due to the losses suffered by its contract commercial production operation, and a lack of film revenues (due to the release of no new films) and the expenses incurred in pursuing its film and LSVD projects. At July 31, 1998 the Company had a deficit in stockholders' equity of $649,631 and a significant working capital deficit. The Company was unable to meet certain debt service requirements both during fiscal 1998 and subsequent to July 31, 1998. A significant portion of notes payable and notes payable to related parties, which amount to $1,026,926, is due on demand or matures in fiscal 1999, and the Company is in arrears on and has been unable to renew its $225,000 bank line of credit. Since July, 31, 1998 the Company has obtained $294,764 through additional loans, principally from officers or directors, which for the most part have been used to fund operations. As a result, at March 2, 1999 the Company's total indebtedness under notes payable and notes payable to related parties, net of debt repayments, has increased to $1,307,221, of which a substantial portion is due on demand or matures in fiscal 1999.

         These conditions raise substantial doubt concerning the Company's ability to continue as a going concern. To continue in operations and pursue its business plan, the Company must over the short-term raise additional capital and reduce expenditures so as to be able to fund its operations and the payment of those items of indebtedness that cannot be restructured or deferred, and over the longer term must raise the capital necessary to complete a portion of its film and LSVD projects and generate profits and positive cash flows therefrom.

         Management has developed a plan to address these requirements. The elements of the short-term plan include the following:

         RAISE ADDITIONAL CAPITAL

         - Private placement offering. In October 1998, the Company commenced a $500,000 private placement offering of units comprised of the Company's Class A common stock and a common stock purchase warrants. The Company has raised $120,000 from the sale of 4.8 units through March 2, 1999.

         - Pursue other sources of capital. Subsequent to year end, the Company engaged several firms to assist it in its capital raising efforts. To date these firms have introduced the Company to a number of potential capital sources, and on the basis of initial meetings the Company is cautiously optimistic that these efforts will provide the Company with new equity financing opportunities.

         - Borrowings from directors and stockholders. Subsequent to July 31, 1998 the Company obtained loans from certain members of the board of directors and certain stockholders. The Company will attempt to continue to make use, if available, of these borrowings on a short-term basis while it pursues other capital.

         REDUCE OPERATING EXPENSES AND NET LOSSES

         - Temporary cessation of contract commercial production operations. As previously discussed, in October 1998 the Company temporarily ceased its contract commercial production operations, which had suffered a decline in revenues and a net loss in the last quarter of fiscal 1998. The Company is evaluating the form and direction of its future contract commercial production operations. While such operations are suspended, the Company estimates that it will realize cost savings of approximately $30,000 per month.

         - Voluntary salary reductions. In March 1998 the Company requested that all employees voluntarily reduce their salary levels. All employees participated in this voluntary reduction, which remains in effect.

         - Reduce staffing levels. The Company has reduced its staffing levels subsequent to July 31, 1998, principally through attrition, and has the ability to temporarily eliminate certain other positions, without

                   AMERICAN ARTIST ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         suffering short-term revenue losses, if cash flow conditions require. Management will therefore continue to monitor and if necessary adjust staffing levels for certain projects to match cash flow availability.

         - Maximize short-term cash inflows from film projects. As previously discussed, the Company's False River film was screened as part of a special screening series in February 1999. Such screening marked the beginning of a process aimed at exposing the film to potential distributors. The Company also plans to submit False River for entry into several film festivals as part of its strategy to market this feature film project. The Company will, in negotiating with distributors, seek a license and/or sales agreement that maximizes the immediate or near-term cash payment it receives and offers the Company commitments for additional projects, in return for accepting a lesser than normal, or no, participation in the revenues or residual payments from the distribution of the film. A larger initial cash payment would allow the Company to both fund its operating expenses and finance the completion of certain other film projects, which then in turn could generate cash flows over the longer term.

         The elements of management's longer term plan include:

         - Revised approach to LSVD financing. Through fiscal 1998 the Company has been attempting to obtain traditional debt or equity financing for its proposed LSVD operations. Recently the Company modified its approach, and is now also seeking joint venture/strategic alliance partners among larger companies in related businesses. The Company believes that this approach may be more likely to attract the financing necessary to commence the proposed LSVD operation in Atlanta, which in turn would provide cash flows for operations and the pursuit of other LSVD and film projects.

         - Series programming relationship. The Company has increased its efforts to pursue relationships with cable television networks for the production of a series of programs, as a means of providing the Company with a more predictable backlog of projects and potential revenues. The Company is currently in negotiations for several specific series with one large cable network, and additionally has engaged as a consultant (See Note 15(g)) an individual from the cable network industry whose experience and relationships in that industry could, management believes, substantially improve the Company's ability to implement this strategy.

         There can be no assurance that any or all of the elements of the Company's short-term or longer term plans can or will be successfully implemented. Additionally, even if such initiatives are successful, they may not be sufficient to alleviate the Company's short term cash flow and liquidity problems, or in the long term generate revenues sufficient to sustain profitable operations. Should the Company fail to alleviate its short-term cash flow and liquidity problems, or over the longer term achieve profitable operations, the Company will have to either reduce the scope of its activities or cease its operations.

NOTE 3  - FALSE RIVER, LLC

         In March 1998, the Company organized False River, LLC ("False River") for the purpose of producing a feature film, currently titled False River. In exchange for nominal consideration, the Company obtained 100% of the ordinary LLC shares of False River. The operating agreement, as amended and restated, also provides for the issuance of preferred distribution LLC shares, which are entitled to a preferred distribution from net profits, as defined. However, the preferred distribution shares may not constitute more than 49% of the ownership interest in False River.

         As of July 31, 1998, False River had sold interests in the preferred distribution shares for proceeds amounting to $545,200. An officer, certain members of the board of directors, and a corporation whose chairman is a director of the Company purchased $505,200 of these preferred distribution share interests.

                   AMERICAN ARTIST ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         False River's operating agreement provides for various sharings in the distribution of any operating profits. Initially, the holders of the preferred distribution shares will be entitled to receive 150% of their initial investment. After that distribution, False River is next obligated to pay from any profits an aggregate of $172,000 to certain parties who contributed creative or organizational efforts for the False River project, including the Company, which would be entitled to receive $57,000. Thereafter, any profits would be distributed 49% to the holders of the preferred distribution shares and 51% to the Company. From that 51%, the Company would be obligated to pay 20.75% of its interest (or 10.5825% of False River profits) to creative and technical personnel associated with the project to whom the Company granted such participations as inducements. Additionally, the Company has agreed to pay interest, at the rate of 10% per year, on the investment of $311,526 in preferred distribution shares made by the initial investor in False River, who is a director of the Company. Such interest will be paid until the investor receives distributions from False River equal to that initial investment.

         As a condition of employing certain union members during the production of this feature film, False River was required to sign collective bargaining agreements with the Screen Actors Guild and Directors Guild of America, Inc. ("DGA"). These agreements call for adherence to certain procedures and standards related to the production of a feature film and the revenues generated from its exploitation. The Company has guaranteed the full and complete performance by False River in relation to its agreement with DGA.

         The Company consolidates the accounts of False River and reflects a minority interest in the remaining 49% interest in its consolidated financial statements.

NOTE 4  - VIDEO COMMUNICATIONS NETWORK, LLC

         In August 1997, the Company, certain members of the board of directors and an officer of one of the Company's subsidiaries organized Video Communications Network, LLC ("VCN"). The Company acquired 83.3% of the initial ownership of VCN in exchange for nominal consideration. In January 1998, the Company sold a portion of its interest in VCN, representing 444 LLC shares, to certain members of the board of directors and a shareholder for nominal consideration.

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

         In January 1998, VCN commenced a private placement offering, under Regulation D of the Securities Act of 1933, of an aggregate of 1,110 LLC shares in $100,000 units comprised of 222 LLC shares together with warrants to purchase 50,000 shares of the Company's Class A common stock at an exercise price of $3.00 per share, exercisable through January 2001. The warrants were contributed by the Company to VCN to facilitate its private placement and were recorded as an investment in VCN, at their fair value. This private placement was closed in April 1998 at which time the Company's ownership of VCN decreased to 74% as a result of VCN's receipt of $300,000 for the sale of three private placement units. A purchaser of one of the private placement units was a member of the board of directors.

          VCN has incurred expenses of $507,746 as of July 31, 1998. These expenses have been funded by advances from the Company and proceeds of VCN's private placement offering.

NOTE 5 - DIVERSITY ENTERTAINMENT TELEVISION/ATLANTA, LLC

         In August 1997, VCN and an unaffiliated consultant organized Diversity Entertainment Television/Atlanta, LLC ("DETV/Atlanta"). DETV/Atlanta was organized for the purpose of installing and operating a LSVD operation in Atlanta, Georgia.

                   AMERICAN ARTIST ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         VCN acquired 6,762 of DETV/Atlanta's LLC shares, representing 98% of the initial ownership, in exchange for nominal consideration. VCN agreed to distribute to an officer of VCN, in consideration of his services to VCN, all of the net cash or other assets received by VCN at any time in respect of 1,690.5 of its DETV/Atlanta LLC shares, representing 24.5% of DETV/Atlanta's outstanding shares. VCN accounts for these LLC shares as a minority interest in its consolidated financial statements.

         DETV/Atlanta had not incurred a significant level of expenses nor generated any revenues as of July 31, 1998.

NOTE 6 - LINE OF CREDIT

         First Light Entertainment Corporation, a wholly-owned subsidiary, entered into a line of credit agreement with a financial institution in April 1998. This asset-based credit facility provides for borrowings not to exceed $1,000,000 and bears interest at the prime rate (8.5% at July 31, 1998) plus 2.5%, subject to a minimum monthly service fee of $500. All advances are made based upon availability under a borrowing base calculation which allows for borrowings up to 85% of accounts receivable. There was no unused availability under the borrowing base calculation at July 31, 1998. This line of credit, which was repaid in the first quarter of fiscal 1999, has a one year term and is guaranteed by the Company.

NOTE 7 - NOTES PAYABLE

         Notes payable consisted of the following:

                                                                        July 31,
                                                          ---------------------------------
                                                                 1998               1997
                                                          ---------------------------------

         Line of credit with a bank, guaranteed by
         certain members of the board of directors,
         interest at the prime rate (8.5% at July 31,
         1998) plus 1% and due quarterly, principal
         due July 1998                                       $225,000           $225,000

         Unsecured note payable to shareholder,
         interest at the prime rate (8.5% at July 31,
         1998) plus 1%, due on demand                          75,000                  -


         Unsecured note payable to shareholder,
         interest at the prime rate (8.5% at July 31,
         1998) plus 1%, due December 1998                      53,550                  -

         Unsecured installment note payable to bank,
         interest at 8.75%, $3,000 due monthly in
         principal and interest, principal due
         November 1998                                         41,750             64,055

         Secured installment note, collateralized by
         equipment and tradename of First Light, due
         with interest at 4.37% in quarterly
         installment of $5,593 through August 1998             11,126             27,073
                                                          -------------------------------
                                                            $ 406,426          $ 316,128
                                                          ===============================

         The line of credit, which is unsecured, provides for maximum borrowings not to exceed $225,000. Borrowings outstanding under this line of credit amounted to $225,000 at July 31, 1998. In consideration for establishing the line of credit, the Company issued, in October 1997, to certain members of the board of directors common stock purchase warrants allowing for the purchase, in the aggregate, of 45,000 shares of Class A common stock, priced at $4.58 per share, through June 30, 2000.

                   AMERICAN ARTIST ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company was unable to renew this line of credit with the bank at July 31, 1998. The Company, its guarantors and the bank are currently exploring various alternative means to renew or replace this line of credit. The Company made the quarterly interest payment due on this line of credit in October 1998. As of March 1999, the Company had not made the quarterly interest payment due January 1999 on this line of credit.

          In November 1997, the Company received an extension of the maturity date for its $41,750 unsecured installment note payable to bank. This installment note's maturity date was extended to November 1998 with all other terms remaining unchanged. As of March 1999, the Company had not received an extension of the November 1998 maturity date on this unsecured installment note.

         At July 31, 1998, the Company was in arrears for the quarterly payment due May 1, 1998 on the $11,126 secured installment note. As of March 1999, the Company was in arrears for the final two full quarterly installments, due May 1 and August 1, on this secured installment note.

         As of March 1999, the Company was in arrears in the amount of $9,000 in relation to the unsecured installment note payable to bank.

         Aggregate maturities of notes payable amount to $406,426 for the year ending July 31, 1999.

NOTE 8 -  NOTES PAYABLE/RELATED PARTIES

         Notes payable to related parties consisted of the following:

                                                                      July 31,
                                                          -------------------------------
                                                               1998               1997
                                                          -------------------------------
         Unsecured notes due to certain member of the
         board of directors, due on demand but no
         later than September 1999, interest at the
         prime rate (8.5% at July 31, 1998) plus 1%          $ 370,500          $       -

         Unsecured notes due to certain members of
         the board of directors, due on demand,
         interest at the prime rate (8.5% at July 31,
         1998) plus 1%                                         150,000                  -

         Line of credit with member of the board of
         directors, interest at the prime rate (8.5%
         at July 31, 1998) plus 1%, due monthly,
         principal due April 1999                              100,000            100,000

         Unsecured notes due certain member of board
         of directors, due on demand, but no later
         than August 1998, interest at the prime rate
         plus 1%                                                     -             55,000
                                                          -------------------------------
                                                             $ 620,500          $ 155,000
                                                          ===============================

         The line of credit, which is unsecured, provides for maximum borrowings not to exceed $100,000. Borrowings outstanding under this line of credit amounted to $100,000 at July 31, 1998. In consideration for establishing the line of credit, the Company issued, in October 1997, this member of the board of directors common stock purchase warrants allowing for the purchase of 20,000 shares of Class A common stock, priced at $4.58 per share, through June 30, 2000. The maturity date for this line of credit was extended, by amendment, to April 1999.

                   AMERICAN ARTIST ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In April 1997, a board of directors member made a non-interest bearing advance amounting to $30,000 to the Company, which was repaid in April 1997. This board of director member also made a loan of $30,000, bearing interest at the prime rate plus 1%, to the Company in June 1997. This note was settled by the Company in August 1997.

         In July 1998, a board of directors member made a non-interest bearing advance amounting to $37,500 to the Company, which was repaid in July 1998.

         In September 1996, three shareholders, two of whom are members of the board of directors, loaned the Company $75,000. These notes were due on demand, but no later than August 1997, and bore interest at the prime rate plus 1%. The Company re-paid these loans in February 1997, June 1997 and February 1998. In consideration of the original loans, the Company issued each shareholders an option to purchase 9,403 shares of Class B common stock at a price of $1.71, exercisable through June 30, 2000.

         Aggregate maturities of notes payable/related parties amount to $620,500 for the year ending July 31, 1999.

NOTE 9 - STOCKHOLDERS' EQUITY

(A)      STOCK OPTIONS

         The Company has a stock option plan ("Stock Option Plan") which allows for the issuance of stock options as either incentive stock options, non-qualified stock options, or stock appreciation rights. The Stock Option Plan initially provided for the grant of up to 2.5 million stock options, but was amended in June 1998 to provide for the grant of up to an additional 2.5 million options (aggregate grants of 5.0 million options).

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

         The following summarizes stock option activity:

                                                                                  Weighted average
                                                             Number of options     exercise price
                                                          -----------------------------------------
            Outstanding, July 31, 1996                               1,933,369              $1.22
                            Granted                                    503,673               3.88
                            Exercised                                        -                  -
                            Forfeited or expired                       (17,587)              1.54
                                                          ----------------------------------------
            Outstanding, July 31, 1997                               2,419,455               1.77
                            Granted                                  1,048,500               2.08
                            Exercised                                        -                  -
                            Forfeited or expired                      (180,000)              2.55
                                                          ----------------------------------------
            Outstanding, July 31, 1998                               3,287,955              $1.81
                                                          ========================================

            Options exercisable at:
                            July 31, 1997                            1,677,504              $1.16
                                                          ========================================
                            July 31, 1998                            3,022,904              $1.70
                                                          ========================================

                   AMERICAN ARTIST ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Options exercisable at July 31, 1998 were as follows:

                                                                              Weighted average
                                       Number of options     Option price      exercise price
                                       ---------------------------------------------------------
                                                   70,344      $       0.085             $0.085
                                                  879,300               0.85               0.85
                                                  746,818       1.45 to 1.71               1.51
                                                1,000,000               2.00               2.00
                                                   83,683       2.25 to 2.56               2.53
                                                   87,518       3.00 to 4.00               3.62
                                                  105,241               4.58               4.58
                                                   50,000      $        4.75               4.75
                                       -------------------
                                                3,022,904                                $ 1.70
                                       ===================

         Options outstanding at July 31, 1998 were as follows:

                                        Weighted Average
                                           Remaining
                                        Contractual Life                      Weighted average
                    Number of options       in Years         Option price      exercise price
                    ----------------------------------------------------------------------------
                                82,068               4.31      $       0.085             $0.085
                               879,300               5.09               0.85               0.85
                               797,818                2.2       1.45 to 1.71               1.51
                             1,000,000               0.42               2.00                  2
                               111,235               2.82       2.25 to 2.56               2.54
                               212,293               8.12       3.00 to 4.00               8.12
                               105,241                  2               4.58               4.58
                               100,000               1.84      $        4.75               4.75
                    -------------------
                             3,287,955               2.87                                $ 1.81
                    ===================

         The Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") effective August 1, 1996. As permitted by SFAS 123, the Company continues to measure compensation expense for stock options issued to employees using the intrinsic-value only provisions of Accounting Principles Board Opinion No. 25. Expense for stock options granted to non- employees is measured at fair value using methods consistent with the requirements of SFAS 123. The Company recognized stock option compensation costs of $12,494 and $13,987 for the years ended July 31, 1998 and 1997, respectively.

         If the Company had elected to recognize compensation costs based on the fair value at the grant date of all options, including employee awards, issued under the plan described above, consistent with the method prescribed by SFAS 123, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

                   AMERICAN ARTIST ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Year Ended July 31,
                                                          --------------------------------------
                                                                 1998               1997
                                                          --------------------------------------
             Net loss
                    As reported                                 $(1,956,307)         $(580,845)
                    Pro forma                                    (2,731,887)          (733,689)

             Net loss per share (basic and diluted)
                    As reported                                        (.30)              (.09)
                    Pro forma                                     $    (.43)          $   (.12)

         The weighted average grant date fair value of options, calculated using the Black-Scholes option pricing model, was as follows:

                                                                   Year Ended July 31,
                                                                 1998               1997
                                                          ----------------------------------
              Options granted at market price                    $630,000           $272,434

              Options granted at above market price              $ 24,480           $  1,200

         The significant weighted average assumptions used to estimate the fair value of stock options for the year ended July 31, 1998 were: a risk-free interest rate of 6.5%, an expected option life of six months, no dividend yield and a violatility factor of 110%. The significant weighted average assumptions used to estimate the fair value of stock options for the year ended July 31, 1997 were: a risk-free interest rate of 6.5%, an expected option life of four years and no dividend yield. A trading market for the Company's common stock had not developed as of July 31, 1997, therefore, the minimum value method was used in estimating fair value.

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

         In October 1997, the Company issued a member of the board of directors a common stock purchase warrant for the purchase of 40,000 shares of Class A common stock at $4.58 per share, exercisable through June 30, 2000, in consideration for his election to join the board of directors in March 1997.

         As disclosed in Note 4, in January 1998 the Company contributed 150,000 warrants, exercisable at a price of $3.00 per share through January 2001, to VCN which VCN reissued to outside investors, in a private placement, to raise minority interest capital for its operations.

                   AMERICAN ARTIST ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Outstanding warrants were as follows:

                                                                Shares
                                                          -------------------
           Outstanding, July 31, 1996                                317,854
                           Issued                                     54,663
                           Exercised                                       -
                           Forfeited                                       -
                                                          -------------------
           Outstanding, July 31, 1997                                372,517
                           Issued                                    292,000
                           Exercised                                       -
                           Forfeited                                (317,854)
                                                          -------------------
           Outstanding, July 31, 1998                                346,663
                                                          ===================

         Warrants outstanding at July 31, 1998 were as follows:

                                          Warrants            Exercisable
                      Exercise Price     Outstanding           Through
                --------------------------------------------------------------
                       $2.80                      37,000      June 2000
                       $3.00                      54,663      June 2000
                       $3.00                     150,000      June 2001
                       $4.58                     105,000      June 2000
                                     --------------------
                                                 346,663
                                     ====================


NOTE 10 - CONSULTING AGREEMENTS

         The Company entered into two significant consulting agreements during the year ended July 31, 1998 as follows:

         (a) The Company entered into a Financial Advisory and Consulting Agreement in May 1998 whereby a consulting group agreed to perform certain financial advisory services. In exchange for these services, the Company agreed to issue 25,000 shares of the Company's Class A common stock as a means of compensation. These shares were valued at $150,000, based upon the closing share price for the Company's Class A common stock on the date of the agreement.

         (b) The Company entered into a Media Relations and Consulting Agreement in June 1998 whereby a consulting group ("Consulting Group") agreed to perform a number of services including the development and maintenance of a worldwide website and the preparation of an independent analysis of the Company to be featured on the Consulting Group's investor service website. In exchange for these services, two unaffiliated shareholders of the Company agreed to compensate the Consulting Group with 223,225 shares of the Company's Class A common stock. The Company recorded this transaction as an expense, offset by a contribution of capital by these shareholders, of $446,450, based upon the closing share price for the Company's Class A common stock on the date of the agreement. The Company also executed a note payable amounting to $53,550 as additional compensation to the Consulting Group. This consulting agreement was terminated by the Company in November 1998.

                   AMERICAN ARTIST ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES

         Deferred tax assets result from the following temporary differences between book and tax bases of assets:

                                                                              July 31,
                                                               ---------------------------------------
                                                                      1998                1997
                                                               ---------------------------------------
       Deferred tax assets:
         Net operating loss carryforwards                             $ 1,356,000          $  800,000
         Investment in Diversity Filmworks, Inc.                          159,000             164,000
         Investment in Video Communications Network, LLC                  193,000                   -
        Valuation allowance                                            (1,708,000)           (964,000)
                                                               ---------------------------------------
                                                                      $         -          $        -
                                                               =======================================

         The book and tax bases differences for Diversity Filmworks, Inc. and Video Communications Network, LLC result from the fact that the Company consolidates such entities for financial reporting purposes, but does not own the level (80%) required to consolidate them for income tax reporting purposes.

         The effective tax rate differed from the U.S. statutory federal income tax rate as a result of the following:

                                                                   Year Ended July 31,
                                                          --------------------------------------
                                                                 1998               1997
                                                          --------------------------------------
               U.S. statutory federal income tax rate                (34)%              (34)%
               Valuation allowance                                    34%                34%
                                                          --------------------------------------
               Effective tax rate                                      -                  -
                                                          ======================================

         AAEC Group has net operating loss carryforwards for federal tax purposes amounting to approximately $3,569,000 at July 31, 1998. These net operating loss carryforwards expire principally in fiscal years 2008 through 2013. As a result of such net operating loss carryforwards and the related 100% valuation allowance, AAEC Group has not provided a provision for income taxes for the years ended July 31, 1998 and 1997.

NOTE 12 - SETTLEMENT OF ARBITRATION

         The Company was involved in an arbitration with one of its co-producers concerning the accounting for costs and revenues received by each company relating to two co-produced network television specials.

         The Company executed an agreement (the "Agreement") in June 1997 in settlement of all known issues related to this arbitration. Under the Agreement, the Company agreed to pay the co-producers $140,000, over a period of fourteen months commencing in June 1997. The Company completed its payment obligations, as called for by this agreement, in July 1998.

         The Agreement also calls for the Company and its co-producer to pay certain residuals related to the two co-produced network television specials. The amount of these residuals is not presently determinable, however, they are not considered to be material to the Company's financial position, results of operations or cash flows.

                   AMERICAN ARTIST ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SEGMENT INFORMATION

         Financial information by business segment is as follows:

                                                  Development and         Contract
          1998                                    Film Production        Production         Consolidated
-------------------------------------------------------------------------------------------------------------
             Revenues                                    $         -          $2,450,958         $ 2,450,958
             Loss (income) from operations                (1,827,412)            (71,248)         (1,898,660)
             Identifiable assets                           1,264,136              94,314           1,358,450
             Capital expenditures                              2,321                   -               2,321
             Depreciation and amortization               $   203,961          $  130,321         $   334,282

             1997
------------------------------------------------

             Revenues                                    $   420,937          $3,469,655         $ 3,890,592
             Loss (income) from operations                   621,138            (146,039)            475,099
             Identifiable assets                             561,091             600,280           1,161,371
             Capital expenditures                                  -               9,347               9,347
             Depreciation and amortization               $   364,878          $   56,761         $   421,639


NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                   1998               1997
                                                          --------------------------------------
            Cash paid for interest                                   $44,934            $ 8,221
            Cash paid for income taxes                                     -                  -
                                                          --------------------------------------
                                                                     $     -            $ 8,221
                                                          ======================================

         Non-cash investing and financing transactions were as follows:

         (a) The Company completed the Merger, as described in Note 1, which included a reverse split of the Company's common stock, a non-cash transaction.

         (b) The Company adjusted certain of its film costs in the amount of $4,687 related to negative goodwill recognized as a result of the acquisition of the minority interest in Millennium Group, LLC during the year ended July 31, 1998.

         (c) In fiscal 1998, the Company contributed 150,000 Class A common stock purchase warrants to VCN (see Note 4).

                   AMERICAN ARTIST ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SUBSEQUENT EVENTS

         (a) In October 1998, the Company commenced a private placement of units comprised of the Company's Class A common stock and common stock warrants. Subsequent to July 31, 1998, the Company issued, at a price of $25,000 per unit ($.50 per share), 4.8 units with each unit comprised of 50,000 shares of Class A common stock and 25,000 Class A common stock purchase warrants. The warrants are exercisable at $1.30 per share through December 2001.

         (b) During the period from August 1998 to October 1998, a member of the board of directors extended loans to the Company amounting to $68,000 in the aggregate. These amounts are unsecured, bear interest at the prime rate plus 1% and are due on demand but no later than September 1, 1999.

         (c) In August 1998, an officer extended a loan to the Company in the amount of $26,264. This note is secured, bears interest at the prime rate plus 1% and is due on demand but no later than September 1, 1999. The Company has pledged as security its interest in the ordinary LLC shares of False River, LLC to the extent that any principal and accrued interest remain unpaid at maturity under this note agreement.

         (d) During the period from August 1998 to February 1999, False River sold additional interests in its preferred distribution LLC shares for proceeds amounting to $194,864. An officer and certain members of the board of directors purchased $164,864 of these preferred distribution LLC share interests.

         (e) During the period from September 1998 to January 1999, a shareholder extended loans to the Company amounting to $42,500. These notes are secured, bear interest at the prime rate plus 1% and are due on demand but no later than September 1, 1999. The Company has pledged as security its interest in the ordinary LLC shares of False River, LLC to the extent that any principal and accrued interest remain unpaid at maturity under these note agreements.

         (f) In November 1998, the Company entered into an investor relation services agreement with an investor relations firm, that calls for, among other things, certain investor relations and capital formation services. The consideration for this agreement included the issuance of 50,000 shares of the Company's Class A common stock.

         (g) In December 1998, the Company entered into a consulting agreement ("Programming Agreement") with an individual who possesses a number of years of experience in the television programming industry. The Programming Agreement calls for the consultant to assist the Company in the creation, development, packaging and production of certain television and feature film properties ("Properties"), including television series. As consideration for his services, the consultant will receive, in addition to certain "on screen" credits, thirty-three percent (33%) of all net profits, as defined (generally revenues after the recovery of all production and distribution costs), generated from Properties introduced to the Company under this Programming Agreement. The Programming Agreement generally will relate to properties identified by the consultant and exclude project ideas identified by the Company.

         (h) In December 1998, the Company re-priced the exercise price of certain stock options that had been previously granted under its employee stock option plan. The Company re-priced these options as follows: 1) 52,345 stock options granted between November 21, 1995 and December 8, 1997 with exercise prices ranging from $1.45 to $3.75 were re-priced to an exercise price of $1.00, and 2) 272,844 stock options granted between November 21, 1995 and December 8, 1997 with exercise prices ranging from $1.45 to $3.75 were re-priced to an exercise price of $.50. Neither the Chief Executive Officer nor President of the Company had any stock options affected by this re-pricing.

         (i) In December 1998, the Company extended the due dates of all of its notes issued in connection with certain advances to officers. The due dates were extended from December 1998 to December 1999.

                   AMERICAN ARTIST ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (j) During the period from December 1998 to January 1999, a member of the board of directors extended loans to the Company amounting to $137,000. These loans are unsecured, bear interest at the prime rate plus 1% and are due on demand.

         (k) In February 1999, the Company issued a member of the board of directors a warrant to purchase 100,000 shares of the Company's Class A common stock as additional consideration for his commitment to invest $50,000 in False River, LLC. The warrant is exercisable at $.20 per share, through January 2004.

         (l) In February 1999, an officer extended a loan to the Company in the amount of $11,000. This note is secured, bears interest at the prime rate plus 1% and is due on demand but no later than September 1, 1999. The Company has pledged as security its interest in the ordinary LLC shares of False River, LLC to the extent that any principal and accrued interest remain unpaid at maturity under this note agreement.

         (m) In February 1999, a member of the board of directors extended a loan to the Company in the amount of $10,000. This loan is unsecured, bears interest at the prime rate plus 1% and is due on demand, but no later than September 1, 1999.

         (n) In February 1999, the Company entered into two consulting agreements ("Consulting Agreements") with two entities for the performance of certain strategic financial planning services and consulting in the areas of filmed entertainment and LSVD operations. The Consulting Agreements call for these entities to provide these services over a period of six month in exchange for 1,200,000 shares of the Company's Class A common stock, in the aggregate. The Company has agreed to file a Form S-8 to register the issuance of these shares.

         (o) In February 1999, the Company legally effected a change in name from "American Artists Film Corporation" to "American Artists Entertainment Corporation." This name change had been previously approved by the shareholders of the Company in January 1998.