Form 10QSB
period 1998-10-31
AMERICAN ARTISTS ENTERTAINMENT CORP
filed 1999-03-11
CIK 1001593

================================================================================

                     U. S SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      October 31, 1998
                                        -----------------------------------

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT

         For the transition period from                 to
                                        ---------------    -------------

              Commission file number    000-20759
                                     --------------

                   AMERICAN ARTISTS ENTERTAINMENT CORPORATION
                  (FORMERLY AMERICAN ARTISTS FILM CORPORATION)
        (Exact name of small business issuer as specified in its charter)

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


                                 (770) 390-9180
                            Issuer's telephone number

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---    ---

         State the number of shares outstanding of each of the issuer's classes of common equity: 3,319,745 shares of Class A Common Stock, $.001 par value per share, and 3,225,516 shares of Class B Common Stock, $.001 par value per share, were outstanding at March 2, 1999.

         Transitional Small Business Disclosure Format:  Yes     No  X
                                                            ---     ---


================================================================================

                   AMERICAN ARTISTS ENTERTAINMENT CORPORATION
                                   FORM 10-QSB
                                    CONTENTS

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Financial Statements:

               Balance sheets at October 31, 1998 and July 31, 1998............................          F-1/F-2

               Statements of operations for the three months ended October 31, 1998 and
               October, 31, 1997...............................................................              F-3

               Statements of cash flows for the three months ended October 31, 1998 and
               October 31, 1997................................................................              F-4

               Notes to Condensed Consolidated Financial Statements............................          F-5/F-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............................        F-10/F-13

PART II - OTHER INFORMATION

Item 2.  Changes in Securities.................................................................             F-13

Item 6.  Exhibits and Reports on Form 8-K......................................................             F-14

SIGNATURES.....................................................................................             F-15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   AMERICAN ARTISTS ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                 October 31,          July 31,
                                                -------------       -----------
                                                   1998                 1998
                                                -------------       -----------

ASSETS

CASH                                                 $    815         $  35,568

ACCOUNTS RECEIVABLE                                    49,583            99,998

FILM COSTS, NET OF ACCUMULATED AMORTIZATION         1,280,537         1,230,231

PROPERTY AND EQUIPMENT, NET                            22,906            28,221

ADVANCES TO OFFICERS                                  236,040           253,012
                                                -------------       -----------

                                                  $ 1,589,881        $1,647,030
                                                =============       ===========

          See accompanying notes to condensed consolidated financial statements.

                   AMERICAN ARTISTS ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
                                   (UNAUDITED)

                                                          October 31,        July 31,
                                                          -----------       -----------
                                                             1998              1998
                                                          -----------       -----------
LIABILITIES

Line of credit                                            $        --       $    52,549

Accounts payable                                              472,407           392,421

Accrued expenses                                               59,453            72,026

Accrued professional fees                                     176,583           161,816

Deferred revenues                                              28,662                --

Common stock issuable                                          10,000            45,313

Notes payable                                                 419,286           406,426

Notes payable/related parties                                 714,764           620,500
                                                          -----------        ----------
TOTAL LIABILITIES                                           1,881,155         1,751,051
                                                          -----------        ----------

MINORITY INTERESTS                                            625,610           545,610

CONTINGENCIES

CAPITAL DEFICIT

Preferred stock, $.001 par - shares authorized
  10,000,000; none issued                                          --               --

Common Stock, $.001 par:

  Class A - shares authorized 20,000,000; issued and
  outstanding 3,235,937 and 3,157,789                           3,236             3,158

  Class B - shares authorized 20,000,000; issued and
  outstanding 3,229,324 and 3,282,472                           3,229             3,282

Additional paid-in capital                                  3,962,221         3,916,933

Accumulated deficit                                        (4,885,570)       (4,573,004)
                                                          -----------        ----------
TOTAL CAPITAL DEFICIT                                        (916,884)         (649,631)
                                                          -----------        ----------

                                                          $ 1,589,881        $1,647,030
                                                          ===========        ==========

          See accompanying notes to condensed consolidated financial statements.

                   AMERICAN ARTISTS ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Three Months Ended October 31,
                                           ------------------------------
                                                1998             1997
                                            -----------       ----------
REVENUES

Commercial production                       $     6,000       $1,505,577

Film revenues                                    25,000               --
                                            -----------       ----------

                                                 31,000        1,505,577
                                            -----------       ----------

COSTS AND EXPENSES

Cost of commercial production                     4,290        1,038,968

Film cost amortization                           23,035               --

Selling, general and administrative             288,036          361,015
                                            -----------       ----------

                                                315,361        1,399,983
                                            -----------       ----------

INCOME (LOSS) FROM OPERATIONS                  (284,361)         105,594

Interest expense                                 28,205            8,507
                                            -----------       ----------

NET INCOME (LOSS)                           $  (312,566)      $   97,087
                                            ===========       ==========

NET INCOME (LOSS) PER SHARE - BASIC                (.05)             .02
                                            ===========       ==========
NET INCOME (LOSS) PER SHARE - DILUTED              (.05)             .01
                                            ===========       ==========

WEIGHTED AVERAGE COMMON
  SHARES - BASIC                              6,456,928        6,403,140
                                            ===========       ==========
WEIGHTED AVERAGE COMMON
  SHARES - DILUTED                            6,456,928        7,744,747
                                            ===========       ==========


          See accompanying notes to condensed consolidated financial statements.

                   AMERICAN ARTISTS ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Three Months Ended October 31,
                                                                      ------------------------------
                                                                         1998                1997
                                                                      ---------           ----------
OPERATING ACTIVITIES

  Net income (loss)                                                   $(312,566)          $  97,087

  Adjustments to reconcile net income (loss) to cash used in operating activities:

     Film costs amortization                                             23,035                  --

     Depreciation and amortization                                        5,315              14,833

     Changes in assets and liabilities:

         Accounts receivable                                             50,415            (124,751)

         Film costs additions                                           (73,341)            (36,394)

         Other assets                                                    16,972             (32,121)

         Accounts payable                                                79,986             117,903

         Accrued expenses                                                12,194            (125,743)

         Deferred revenue                                                28,662              21,703
                                                                      ---------           ---------
Cash used in operating activities                                      (169,328)            (67,483)

INVESTING ACTIVITIES

Capital expenditures                                                         --              (2,321)
                                                                      ---------           ---------

FINANCING ACTIVITIES

Repayment of notes payable                                              (10,140)            (42,946)

Borrowings under notes payable                                          117,264                  --

Borrowings under line of credit, net                                    (52,549)                 --

Issuance of minority interests                                           80,000                 117

Issuance of common stock                                                     --             100,000
                                                                      ---------           ---------
Cash provided by financing activities                                   134,575              57,171

NET DECREASE IN CASH                                                    (34,753)            (12,633)

                                                                      ---------           ---------
CASH, beginning of period                                                35,568              31,379
                                                                      ---------           ---------
CASH, end of period                                                   $     815           $  18,746
                                                                      =========           =========

          See accompanying notes to condensed consolidated financial statements.

                   AMERICAN ARTISTS ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements are unaudited, but in the opinion of management, contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Results of operations and cash flows for the interim three month periods are not necessarily indicative of what the results of operations and cash flows will be for an entire fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1998.

NOTE 2 - FIRST LIGHT ENTERTAINMENT CORPORATION ("FIRST LIGHT")

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

         Although the Company has temporarily ceased the operations of First Light, it continues to consolidate its accounts. The Company is presently deferring the payment of First Light's liabilities, which consist primarily of its accounts payable which amounted to $116,486 at October 31, 1998 and $113,777 as of March 2, 1999. First Light has no significant assets, with the exception of certain property and equipment, which the Company can continue to use in its operations.

         As a result of the Company's decision to temporarily cease First Light's operations, Ms. Vivian Jones, the president of First Light and a director and co-president of the Company, tendered her resignation in October 1998.

NOTE 3 - NOTES PAYABLE

         The Company had the following notes payable activity for the quarter ended October 31, 1998:

     (a) The Company was unable to renew its $225,000 line of credit with the bank at July 31, 1998. The principal of $225,000 remained outstanding at October 31, 1998. The Company, its guarantors and the bank are currently exploring various alternatives means to renew this line of credit. The Company made the quarterly interest payment due on this line of credit in October 1998. As of March 1999, the Company had not made the quarterly interest payment due January 1999 on this line of credit.

     (b) At July 31, 1998, the Company was in arrears for the quarterly payment due May 1, 1998 on a $11,126 secured installment note. As of March 1999, the Company was in arrears for the final two full quarterly installments, due May 1 and August 1, on this secured installment note.

     (c) In September 1998, a shareholder extended a loan to the Company in the amount of $23,000. This note is secured, bears interest at the prime rate plus 1% and is due on demand but no later than September 1, 1999. The Company has pledged as security its interest in the ordinary LLC shares of False River, LLC to the extent that any principal and accrued interest remain unpaid at maturity under this note agreement.

                   AMERICAN ARTISTS ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     (d) As of March 1999, the Company was in arrears for payment of principal and interest in the amount of $9,000 in relation to its $41,750 unsecured installment note payable to bank. The Company had also not received an extension of the November 1998 maturity date on this unsecured installment note.

NOTE 4 -  NOTES PAYABLE/RELATED PARTIES

     The Company had the following notes payable/related parties activity for the quarter ended October 31, 1998:

     (a) During the period from August 1998 to October 1998, a member of the board of directors extended loans to the Company amounting to $68,000 in the aggregate. These amounts are unsecured, bear interest at the prime rate plus 1% and are due on demand but no later than September 1, 1999.

     (b) In August 1998, an officer extended a loan to the Company in the amount of $26,264. This note is secured, bears interest at the prime rate plus 1% and is due on demand but no later than September 1, 1999. The Company has pledged as security its interest in the ordinary LLC shares of False River, LLC to the extent that any principal and accrued interest remain unpaid at maturity under this note agreement.

NOTE 5 - FALSE RIVER, LLC

         During the period from August 1998 to October 1998, False River sold additional shares of its preferred distribution LLC shares for proceeds amounting to $80,000. An officer and certain members of the board of directors purchased $60,000 of these preferred distribution LLC share interests.

NOTE 6 - STOCKHOLDERS' EQUITY

     (a) Changes in the Company's Class A and Class B common stock during the three months ended October 31, 1998 were as follows:

                                                 ------------------------------------------------------------
                                                                 Class A          Class B         Additional
                                                    Shares     Common Stock     Common Stock   Paid-in Capital
                                                 -------------------------------------------------------------
          Issuance of 25,000 shares of Class A
          common stock related to acquisition
          of Millennium LLC shares                  25,000               25               -          $ 45,288

          Conversions of Class B shares to
           Class A shares                           53,148               53             (53)                -
                                                           --------------------------------------------------
                                                                         78             (53)         $ 45,288
                                                 ============================================================

     (b) In October 1998, the Company commenced a private placement of units, at $25,000 per unit, comprised of 50,000 shares of the Company's Class A common stock. The units also includes a warrant to purchase 25,000 shares of Class A common stock at $1.30 per share, exercisable through December 2001.

     The Company received proceeds amounting to $10,000 from the sale of .4 units in October 1998. These shares were not issued as of October 31, 1998 and the liability related to the contractual obligation to issue these shares is presented as a component of liabilities in the condensed consolidated balance sheet at October 31, 1998.

                   AMERICAN ARTISTS ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - EARNINGS PER SHARE

         The Company adopted the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," effective January 31, 1998, and restated the earnings per share amounts for prior periods. The restatement did not have any material affect on previously presented earnings per share amounts.

         Basic and diluted earnings per share are computed on the basis of net income or loss divided by the weighted average number of common shares (Class A and Class B) outstanding during the relevant period. The following table reconciles the numerator and denominator used in the calculation of basic and diluted earnings per share for the quarters ended October 31, 1998 and 1997:

                                                   Three Months Ended October 31,
                                                 ----------------------------------
                                                        1998               1997
                                                 ----------------------------------
          Numerators:  Numerator for both basic
          and diluted earnings per share, net
          income (loss)                              $ (312,566)         $  97,087
                                                 ==================================
          Denominators:  Denominator for basic
          earnings per share, weighted average
          common shares outstanding                   6,456,928          6,403,140

          Potential dilutive shares resulting
          from outstanding stock options and
          warrants                                            -          1,341,607
                                                 ----------------------------------
          Denominator for diluted earnings per
          share                                       6,456,928          7,744,747
                                                 ==================================

         Diluted earnings per share for the three months ended October 31, 1998 excludes the effects of stock options and warrants (and is therefore the same as basic earnings per share) as their effects would be anti-dilutive due to the net loss. There were 3,634,618 anti-dilutive common stock options and common stock warrants outstanding at October 31, 1998.

NOTE 8 - SUBSEQUENT EVENTS

     The Company completed the following transactions subsequent to October 31, 1998:

     (a) During the period from November 1998 to February 1999, False River sold shares of its preferred distribution LLC shares for proceeds amounting to $114,864. Certain members of the board of directors purchased $104,864 of these preferred distribution LLC share interests.

     (b) In November 1998, the Company entered into an investor relation services agreement with an investor relations firm, that provides for, among other things, certain investor relations and capital formation services. The consideration for this agreement included the issuance of 50,000 shares of the Company's Class A common stock.

                   AMERICAN ARTISTS ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     (c) In December 1998, the Company entered into a consulting agreement ("Programming Agreement") with an individual who possesses a number of years of experience in the television programming industry. The Programming Agreement calls for the consultant to assist the Company in the creation, development, packaging and production of certain television and feature film properties ("Properties"), including television series. As consideration for his services, the consultant will receive, in addition to certain "on screen" credits, thirty-three percent (33%) of all net profits, as defined (generally revenues after the recovery of all production and distribution costs), generated from Properties introduced to the Company under this Programming Agreement. The Programming Agreement generally will relate to properties identified by the consultant and exclude project ideas identified by the Company.

     (d) In December 1998, the Company re-priced the exercise price of certain stock options that had been previously granted under its employee stock option plan. The Company re-priced these options as follows: 1) 52,345 stock options granted between November 21, 1995 and December 8, 1997 with exercise prices ranging from $1.45 to $3.75 were re-priced to an exercise price of $1.00, and 2) 272,844 stock options granted between November 21, 1995 and December 8, 1997 with exercise prices ranging from $1.45 to $3.75 were re-priced to an exercise price of $.50. Neither the Chief Executive Officer nor President of the Company had any stock options affected by this re-pricing.

     (e) In December 1998, the Company extended the due dates of all of its notes issued in connection with certain advances to officers. The due dates were extended from December 1998 to December 1999.

     (f) During the period from December 1998 to January 1999, a member of the board of directors extended loans to the Company amounting to $137,000. These loans are unsecured, bear interest at the prime rate plus 1% and are due on demand.

     (g) In January 1999, a shareholder extended a loan to the Company amounting to $19,500. This note is secured, bears interest at the prime rate plus 1% and is due on demand but no later than September 1, 1999. The Company has pledged as security its interest in the ordinary LLC shares of False River, LLC to the extent that any principal and accrued interest remain unpaid at maturity under this note agreement.

     (h) Subsequent to October 31, 1998, the Company received $110,000 from the sale of 4.4 units in the private placement of the Company's Class A common stock. (See Note 6(b)).

     (i) In February 1999, the Company issued a member of the board of directors a warrant to purchase 100,000 shares of the Company's Class A common stock as additional consideration for his commitment to invest $50,000 in False River, LLC. The warrant is exercisable at $.20 per share, through January 2004.

     (j) In February 1999, an officer extended a loan to the Company in the amount of $11,000. This note is secured, bears interest at the prime rate plus 1% and is due on demand but no later than September 1, 1999. The Company has pledged as security its interest in the ordinary LLC shares of False River, LLC to the extent that any principal and accrued interest remain unpaid at maturity under this note agreement.

     (k) In February 1999, a member of the board of directors extended a loan to the Company in the amount of $10,000. This loan is unsecured, bears interest at the prime rate plus 1% and is due on demand, but no later than September 1, 1999.

                   AMERICAN ARTISTS ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     (l) In February 1999, the Company entered into two consulting agreements ("Consulting Agreements") with two entities for the performance of certain strategic financial planning services and consulting in the areas of filmed entertainment and LSVD operations. The Consulting Agreements call for these entities to provide these services over a period of six month in exchange for 1,200,000 shares of the Company's Class A common stock, in the aggregate. The Company has agreed to file a Form S-8 to register the issuance of these shares.

     (m) In February 1999, the Company legally effected a change in name from "American Artists Film Corporation" to "American Artists Entertainment Corporation." This name change had been previously approved by the shareholders of the Company in January 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         RESULTS OF OPERATIONS

         THREE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 1997

         Revenues for the first three months of fiscal 1999 decreased as compared to revenues for the first three months of fiscal 1998, principally as a result of a significant decrease in the level of commercial production revenues in the first quarter of fiscal 1999.

         Commercial production revenues were $6,000 for the first three months of fiscal 1999, representing a decrease of $1,499,577 or 99.6% from commercial production revenues of $1,505,577 for the three months of fiscal 1998.

         The decrease in commercial production revenues was primarily the result of the commencement of a reassessment of the Company's commercial production operations in the first quarter of fiscal 1999. Through the end of fiscal 1998 the Company conducted its contract commercial production operations through its First Light Entertainment Corporation ("First Light") subsidiary. First Light suffered a significant decline in revenues during the fourth quarter of fiscal 1998, and as a result incurred a significant operating loss. In October 1998, the Company decided to temporarily cease First Light's operations while it evaluated the form and direction of its future contract commercial production operations. That study is ongoing and the Company has not yet determined whether it will renew these operations, and if so whether it will do so under the First Light name, through American Artists Films, or through another entity.

         Gross profits for commercial production were $1,710 and $466,409 for the three months ended October 31, 1998 and 1997, respectively. Commercial production costs, as a percentage of related revenues, were 71.5% and 69.0% for the three months ended October 31, 1998 and 1997, respectively.

         There were film revenues of $25,000 for the first three months of fiscal 1999 as compared to no film revenues for the three months ended October 31, 1997. The Company entered into agreements related to two film projects during this period. Revenues of $20,662 have been deferred pending completion of one of the projects.

         Film costs amortization increased by $23,035 for the first three months of fiscal 1999 as a result of the recognition of related film revenues during the same period.

         Selling, general and administrative ("SG&A") expenses decreased $72,979 or 20.2% to $288,036 for the three months ended October 31, 1998 from $361,015 for the three months ended October 31, 1997. SG&A decreased primarily as a result of a cessation of operations at First Light, the departure of several employee from the Company's LSVD operations and an absence of several consulting agreements that were in effect during the three months ended October 31, 1997.

         Interest expense increased to $28,205 for the first three months of fiscal 1999 from $8,507 for the first three months of fiscal 1998. This increase was the result of an increase in outstanding debt during the first three months of fiscal 1999 as compared to the first three months of fiscal 1998.

         As a result of the foregoing factors the Company incurred a net loss $312,566 for the three months ended October 31, 1998 as compared to net income of $97,087 for the three months ended October 31, 1997.

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

         Operating cash flows were a negative $169,328 for the three months ended October 31, 1998 and were primarily the result of the net loss caused by a significant decline in the level of commercial production revenues and the related gross profit, therefrom. The negative operating cash flows were less than the net loss for the quarter ended October 31, 1998 principally due to the collection of the contract commercial production receivables that remained at July 31, 1998, and an increase in accounts payable. The Company may experience negative operating cash flows in periods when television film and commercial production revenues fail to cover SG&A expenses. Cash flows may also be negative in periods of profitable operations if growth in the Company's level of operations causes costs to rise in advance of collections and the increase is not offset by increases in accounts payable or accrued expenses. Negative operating cash flows, from either cause, will constrain the Company's liquidity, and necessitate the use of debt or equity financing.

         Cash provided by financing activities amounted to $134,575 for the three months ended October 31, 1998. During the first quarter of fiscal 1999, the Company raised $117,264 (partially offset by $10,140 in repayments) in borrowings under notes payable from a member of the board of directors, an officer and a shareholder. Additionally, $80,000, obtained from the issuance of minority interests, was used fund the activities of False River.

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

         Since its inception, the Company has experienced a history of operating losses and constrained cash flows, and has been unable to fully implement its business plan due to insufficient capital resources. In the first three months of fiscal 1999, the Company incurred a net loss of $312,566, and negative operating cash flows of $169,328, due to losses suffered by its contract commercial production operations and the expenses incurred in pursuing its film and LSVD projects. At October 31, 1998 the Company had a deficit in stockholders' equity of $916,884 and a significant working capital deficit. The Company was unable to meet certain debt service requirements both during fiscal 1998 and in the first quarter of fiscal 1999. A significant portion of notes payable and notes payable to related parties, which amount to $1,134,050, is due on demand or matures in fiscal 1999, and the Company is in arrears on and has been unable to renew its $225,000 bank line of credit. Since October 31, 1998 the Company has obtained $177,500 through additional loans, principally from members of the board of directors or shareholders, which for the most part have been used to fund operations. As a result, at March 2, 1999 the Company's total indebtedness under notes payable and notes payable to related parties, net of debt repayments, has increased to $1,307,221, of which a substantial portion is due on demand or matures in fiscal 1999.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         In September 1998, the Company issued 25,000 shares of its Class A common stock in consideration of the settlement agreement that it entered into, in July 1998, in relation to the acquisition of the outstanding shares of Millennium Group, LLC.

         The Company commenced a private placement of its Class A common stock in October 1998. As of October 31, 1998, the Company had sold .4 units with proceeds amounting to $10,000. Each unit is comprised of 50,000 shares of Class A common stock at $.50 per share. The purchaser of a unit also receives in each unit, without additional consideration, a warrant to purchase up to 25,000 shares of Class A common stock at $1.30 per share, exercisable through December 2001. Purchasers of fractional units received a prorated warrant.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.1    Financial Data Schedule

(b)      Reports on Form 8-K

         The following report was filed on Form 8-K by the Company during the quarter ended October 31, 1998:

                  (a)  Form 8-K filed on October 8, 1998

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


American Artists Entertainment Corporation




By:  /s/ Steven D. Brown                             March 11, 1999
   ------------------------------------------
         Steven D. Brown
         Chief Executive Officer




By:   /s/ Robert A. Martinez                         March 11, 1999
    -----------------------------------------

         Robert A. Martinez
         Vice President/Finance, Chief
          Financial Officer and Treasurer