Form 10QSB
period 1999-01-31
AMERICAN ARTISTS ENTERTAINMENT CORP
filed 1999-03-16
CIK 1001593

------------------------------------------------------------------------------

                     U. S SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 1999
                                        ----------------

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
             EXCHANGE ACT

         For the transition period from __________ to __________

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

         State the number of shares outstanding of each of the issuer's classes of common equity: 3,319,745 shares of Class A Common Stock, $.001 par value per share, and 3,225,516 shares of Class B Common Stock, $.001 par value per share, were outstanding at March 9, 1999.

         Transitional Small Business Disclosure Format:  Yes     No   X
                                                            ---      ---


-------------------------------------------------------------------------------

                   AMERICAN ARTISTS ENTERTAINMENT CORPORATION
                                   FORM 10-QSB
                                    CONTENTS


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Financial Statements:

         Balance sheets at January 31, 1999 and July 31,
         1998..................................................................       F-1/F-2

         Statements of operations for the three months and six months ended
         January 31, 1999 and January 31, 1998..................................          F-3

         Statements of cash flows for the six months ended January 31, 1999 and
         January 31, 1998.......................................................          F-4

         Notes to Condensed Consolidated Financial
         Statements................................................. ..........       F-5/F-8

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         Operation.............................................................       F-9/F-12

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES..................................................          F-13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................           F-13

SIGNATURES......................................................................          F-14


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   AMERICAN ARTISTS ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       January 31,                 July 31,
                                                                     ---------------           ---------------
                                                                           1999                     1998
                                                                     ---------------           ---------------

ASSETS

CASH                                                                      $    8,999                $   35,568

ACCOUNTS RECEIVABLE                                                           34,939                    99,998

FILM COSTS, NET OF ACCUMULATED AMORTIZATION                                1,396,187                 1,230,231

PROPERTY AND EQUIPMENT, NET                                                   20,152                    28,221

ADVANCES TO OFFICERS                                                         235,760                   253,012

OTHER                                                                         11,000                        --
                                                                          ----------                ----------

                                                                          $1,707,037                $1,647,030
                                                                          ==========                ==========



         See accompanying notes to condensed consolidated financial statements.

                   AMERICAN ARTISTS ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
                                   (UNAUDITED)


                                                                January 31,          July 31,
                                                              --------------     ---------------
                                                                   1999                1998
                                                              --------------     ---------------

LIABILITIES
LINE OF CREDIT                                                   $        --         $    52,549
ACCOUNTS PAYABLE                                                     576,878             392,421
ACCRUED EXPENSES                                                      70,690              72,026
ACCRUED ACCOUNTING AND LEGAL                                         150,003             161,816
DEFERRED REVENUES                                                     39,347                  --
COMMON STOCK ISSUABLE                                                  5,000              45,313
NOTES PAYABLE                                                        436,631             406,426
NOTES PAYABLE/RELATED PARTIES                                        851,764             620,500
                                                                 -----------         -----------
TOTAL LIABILITIES                                                  2,130,313           1,751,051
                                                                 -----------         -----------

MINORITY INTERESTS                                                   701,848             545,610

CONTINGENCIES

CAPITAL DEFICIT
PREFERRED STOCK, $.001 PAR - SHARES AUTHORIZED 10,000,000
 NONE ISSUED                                                              --                  --
COMMON STOCK, $.001 PAR:
 CLASS A - SHARES AUTHORIZED 20,000,000; ISSUED AND
 OUTSTANDING 3,309,745 AND 3,157,789                                   3,310               3,158
 CLASS B - SHARES AUTHORIZED 20,000,000; ISSUED AND
  OUTSTANDING 3,225,516 AND 3,282,472                                  3,225               3,282
ADDITIONAL PAID-IN CAPITAL                                         3,997,151           3,916,933
ACCUMULATED DEFICIT                                               (5,128,810)         (4,573,004)
                                                                 -----------         -----------
TOTAL CAPITAL DEFICIT                                             (1,125,124)           (649,631)
                                                                 -----------         -----------

                                                                 $ 1,707,037         $ 1,647,030
                                                                 ===========         ===========


        See accompanying notes to condensed consolidated financial statements.

                   AMERICAN ARTISTS ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                         Three Months Ended January 31,    Six Months Ended January 31,
                                        -------------------------------   -----------------------------
                                            1999               1998          1999              1998
                                        -----------        ------------   -----------       -----------

REVENUES
Commercial production                   $    16,000        $   401,461    $    22,000       $ 1,907,038
Film revenues                                    --                 --         25,000                --
                                        -----------        -----------    -----------       -----------

                                             16,000            401,461         47,000         1,907,038
                                        -----------        -----------    -----------       -----------

COSTS AND EXPENSES
Cost of commercial production                 6,989            299,171         11,279         1,338,139
Film cost amortization                           --                 --         23,035                --
Selling, general and administrative         211,203            434,505        499,239           795,520
                                        -----------        -----------    -----------       -----------

                                            218,192            733,676        533,553         2,133,659
                                        -----------        -----------    -----------       -----------

LOSS FROM OPERATIONS                       (202,192)          (332,215)      (486,553)         (226,621)

Interest expense                            (41,048)            (9,054)       (69,253)          (17,561)
                                        -----------        -----------    -----------       -----------

NET LOSS                                $  (243,240)       $  (341,269)   $  (555,806)      $  (244,182)
                                        ===========        ===========    ===========       ===========

NET LOSS PER SHARE - BASIC
AND DILUTED                             $      (.04)       $      (.05)   $      (.09)      $      (.04)
                                        ===========        ===========    ===========       ===========
WEIGHTED AVERAGE COMMON
SHARES                                    6,488,594          6,415,261      6,472,761         6,409,200
                                        ===========        ===========    ===========       ===========



        See accompanying notes to condensed consolidated financial statements.

                   AMERICAN ARTISTS ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                   Six months ended January 31,
                                                                 -------------------------------
                                                                     1999                1998
                                                                 -----------         -----------

OPERATING ACTIVITIES
  Net loss                                                       $  (555,806)        $  (244,182)
  Adjustments to reconcile net loss to cash used in
     operating activities:
     Film costs amortization                                          23,035                  --
     Depreciation and amortization                                     8,069              28,456
     Changes in assets and liabilities:
         Accounts receivable                                          65,059             372,213
         Film costs additions                                       (188,991)            (71,446)
         Other assets                                                  6,252             (28,248)
         Accounts payable                                            184,457            (110,797)
         Accrued expenses                                             (8,149)           (174,244)
         Deferred revenues                                            39,347                  --
                                                                 -----------         -----------
Cash used in operating activities                                   (426,727)           (228,248)

INVESTING ACTIVITIES
Capital expenditures                                                      --              (2,321)
                                                                 -----------         -----------

FINANCING ACTIVITIES
Repayments under line of credit                                      (52,549)                 --
Repayment of notes payable                                           (12,295)            (53,256)
Borrowings under notes payable                                       273,764              75,000
Issuance of minority interests                                       156,238             100,343
Issuance of common stock                                              35,000             100,000
                                                                 -----------         -----------
Cash provided by financing activities                                400,158             222,087

NET DECREASE IN CASH                                                 (26,569)             (8,482)

                                                                 -----------         -----------
CASH, beginning of period                                             35,568              31,379
                                                                 -----------         -----------
CASH, end of period                                              $     8,999         $    22,897
                                                                 ===========         ===========

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

         Although the Company has temporarily ceased the operations of First Light, it continues to consolidate its accounts. The Company is presently deferring the payment of First Light's liabilities, which consist primarily of its accounts payable which amounted to $113,778 at January 31, 1999 and March 9, 1999. First Light has no significant assets, with the exception of certain property and equipment, which the Company can continue to use in its operations.

         As a result of the Company's decision to temporarily cease First Light's operations, Ms. Vivian Jones, the president of First Light and a director and co-president of the Company, tendered her resignation in October 1998.

NOTE 3 - NOTES PAYABLE

         The Company had the following notes payable activity for the six months ended January 31, 1999:

         (a) The Company was unable to renew its $225,000 line of credit with the bank at July 31, 1998. The principal of $225,000 remained outstanding at January 31, 1999. The Company, its guarantors and the bank are currently exploring various alternatives means to renew this line of credit. The Company made the quarterly interest payment due on this line of credit in October 1998. As of March 1999, the Company had not made the quarterly interest payment due January 1999 on this line of credit.

         (b) At January 31, 1999, the Company was in arrears the final two full quarterly installments, due May 1 and August 1, on its $11,126 secured installment note.

         (c) In September 1998 and January 1999, a shareholder extended loans to the Company in the amount of $42,500. These notes are secured, bear interest at the prime rate plus 1% and are due on demand but no later than September 1, 1999. The Company has pledged as security its interest in the ordinary LLC shares of False River, LLC to the extent that any principal and accrued interest remain unpaid at maturity under these note agreements.

         (d) As of March 1999, the Company was in arrears for payment of principal and interest in the amount of $9,000 in relation to its $41,750 unsecured installment note payable to bank. The Company had also not received an extension of the November 1998 maturity date on this unsecured installment note.

NOTE 4 - NOTES PAYABLE/RELATED PARTIES

         The Company had the following notes payable/related parties activity for the six months ended January 31, 1999:

         (a) During the period from August 1998 to October 1998, a member of the board of directors extended loans to the Company amounting to $68,000, in the aggregate. These amounts are unsecured, bear interest at the prime rate plus 1% and are due on demand but no later than September 1, 1999.

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

         (c) During the period from December 1998 to January 1999, a member of the board of directors extended loans to the Company amounting to $137,000, in the aggregate. These amounts are unsecured, bear interest at the prime rate plus 1% and are due on demand.

NOTE 5 - FALSE RIVER, LLC

         During the period from August 1998 to January 1999, False River sold additional shares of its preferred distribution LLC shares for proceeds amounting to $156,238. An officer and certain members of the board of directors purchased $126,238 of these preferred distribution LLC share interests.

NOTE 6 - STOCKHOLDERS' EQUITY

         (a) Changes in the Company's Class A and Class B common stock during the six months ended January 31, 1999 were as follows:


                                                              ----------------------------------------------------------
                                                                         Class A          Class B           Additional
                                                              Shares   Common Stock     Common Stock    Paid-in Capital
                                                              ----------------------------------------------------------

          Issuance of 25,000 shares of Class A common
          stock related to acquisition of Millennium
          LLC shares                                           25,000             25              --         $ 45,288
          Issuance of 70,000 shares of Class A common
          stock related to sale of 1.4 private
          placement units                                      70,000             70              --           34,930
          Conversions of Class B shares to Class A
          shares                                               56,956             57             (57)              --
                                                                     --------------------------------------------------
                                                                                 152             (57)        $ 80,218
                                                               --------------------------------------------------------


         (b) In October 1998, the Company commenced a private placement of units, at $25,000 per unit, comprised of 50,000 shares of the Company's Class A common stock. The units also includes a warrant to purchase 25,000 shares of Class A common stock at $1.30 per share, exercisable through December 2001.

         The Company received proceeds amounting to $40,000 from the sale of
         1.6 units during the six months ended January 31, 1999. The shares related to a sale of .2 units were not issued as of January 31, 1999 and the liability related to the contractual obligation to issue these shares is presented as a component of liabilities in the condensed consolidated balance sheet at January 31, 1999.

         (c) In December 1998, the Company re-priced the exercise price of certain stock options that had been previously granted under its employee stock option plan. The Company re-priced these options as follows: 1) 52,345 stock options granted between November 21, 1995 and December 8, 1997 with exercise prices ranging from $1.45 to $3.75 were re-priced to an exercise price of $1.00, and 2) 272,844 stock options granted between November 21, 1995 and December 8, 1997 with exercise prices ranging from $1.45 to $3.75 were re-priced to an exercise price of $.50. Neither the Chief Executive Officer nor President of the Company had any stock options affected by this re-pricing.

NOTE 7 - EARNINGS PER SHARE

         The Company adopted the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," effective January 31, 1998, and restated the earnings per share amounts for prior periods. The restatement did not have any material affect on previously presented earnings per share amounts.

         Basic and diluted earnings per share are computed on the basis of net income or loss divided by the weighted average number of common shares (Class A and Class B) outstanding during the relevant period. Diluted earnings per share excludes the effects of stock options and warrants (and is therefore the same as basic earnings per share) as their effects would be anti-dilutive due to the net loss. There were 1,640,318 and 3,018,972 anti-dilutive common stock options and common stock warrants outstanding at January 31, 1999 and 1998, respectively.

NOTE 8 - CONSULTING AGREEMENT

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

NOTE 9 - RELATED PARTY TRANSACTIONS

         In December 1998, the Company extended the due dates of all of its notes issued in connection with certain advances to officers. The due dates were extended from December 1998 to December 1999.

NOTE 10 - SUBSEQUENT EVENTS

         The Company completed the following transactions subsequent to January 31, 1999:

         (a) In February 1999, False River sold shares of its preferred distribution LLC shares for proceeds amounting to $38,626 to certain members of the board of directors.

         (b) Subsequent to January 31, 1999, the Company received $80,000 from the sale of 3.2 units in the private placement of the Company's Class A common stock. (See Note 6(b)).

         (c) In February 1999, the Company issued a member of the board of directors a warrant to purchase 100,000 shares of the Company's Class A common stock as additional consideration for his commitment to invest $50,000 in False River, LLC. The warrant is exercisable at $.20 per share, through January 2004.

         (d) In February 1999, an officer extended a loan to the Company in the amount of $11,000. This note is secured, bears interest at the prime rate plus 1% and is due on demand but no later than September 1, 1999.

         The Company has pledged as security its interest in the ordinary LLC shares of False River, LLC to the extent that any principal and accrued interest remain unpaid at maturity under this note agreement.

         (e) In February 1999, a member of the board of directors extended a loan to the Company in the amount of $10,000. This loan is unsecured, bears interest at the prime rate plus 1% and is due on demand, but no later than September 1, 1999.

         (f) In February 1999, the Company entered into two consulting agreements ("Consulting Agreements") with two entities for the performance of certain strategic financial planning services and consulting in the areas of filmed entertainment and LSVD operations. The Consulting Agreements call for these entities to provide these services over a period of six month in exchange for 1,200,000 shares of the Company's Class A common stock, in the aggregate. In March 1999, the Company filed a Form S-8 to register the issuance of these shares.

         (g) In February 1999, the Company legally effected a change in name from "American Artists Film Corporation" to "American Artists Entertainment Corporation." This name change had been previously approved by the shareholders of the Company in January 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         RESULTS OF OPERATIONS

         SIX AND THREE MONTHS ENDED JANUARY 31, 1999 COMPARED TO THE SIX AND THREE MONTHS ENDED JANUARY 31, 1998

         Revenues for the first six months of fiscal 1999 decreased as compared to revenues for the first six months of fiscal 1998, as a result of a significant decrease in the level commercial production revenues during the six months ended January 31, 1999.

         Commercial production revenues were $22,000 for the first six months of fiscal 1999, representing a decrease of $1,885,038 or 98.8% from commercial production revenues of $1,907,038 for the first six months of fiscal 1998. Commercial production revenues decreased by $385,461 to $16,000 for the three months ended January 31, 1999 from $401,461 for the three months ended January 31, 1998.

         The decrease in commercial production revenues reflected the suspension of commercial production activities in October 1998. Through the end of fiscal 1998 the Company conducted its contract commercial production operations through its First Light Entertainment Corporation ("First Light") subsidiary. First Light suffered a significant decline in revenues during the fourth quarter of fiscal 1998, and as a result incurred a significant operating loss. In October 1998, the Company decided to temporarily cease First Light's operations while it evaluated the form and direction of its future contract commercial production operations. That study is ongoing and the Company has not yet determined whether it will renew these operations, and if so whether it will do so under the First Light name, through American Artists Films, or through another entity.

         Commercial production costs, as a percentage of related revenues, were 51.3% for the six months ended January 31, 1999 as compared to 70.2% for the six months ended January 31, 1998. Commercial production costs, as a percentage of related revenues, were 43.7% for the three months ended January 31, 1999 as compared to 74.5% for the three months ended January 31, 1998. These decreases in commercial production costs, relative to revenues, in the first three and six months of fiscal 1999 were primarily the result of the completion of corporate/industrial video projects that yielded higher gross profit margins as compared to larger scale television commercial projects completed during similar periods in fiscal 1998.

         Gross profits for commercial production were $10,721 and $568,899 for the six months ended January 31, 1999 and 1998, respectively. Gross profits for commercial production were $9,011 and $102,290 for the three months ended January 31, 1999 and 1998, respectively.

         Film revenues were $25,000 for the first six months of fiscal 1999 as compared to no film revenues for the first six months of fiscal 1998. These revenues were related to the release of a small film project during the first quarter of fiscal 1999. There were no film revenues for the three months ended January 31, 1999 and 1998, respectively. There was film cost amortization of $23,035 during the six months ended January 31, 1999 that was related to the recognition of film revenues during the same period.

         The Company has entered into a development agreement related to one film project and has deferred film revenues amounting to $39,347 pending completion of the project. These deferred revenues are reflected as a liability on the condensed consolidated balance sheet at January 31, 1999.

         Selling, general and administrative ("SG&A") expenses decreased $296,281 to $499,239 for the six months ended January 31, 1999 from $795,520 for the six months ended January 31, 1998 and decreased $223,302 to $211,203 for the three months ended January 31, 1999 from $434,505 for the three months ended January 31, 1998. These decreases were primarily the result of a cessation of operations at First Light, the departure of several employees from the Company LSVD operations, the absence of several consulting agreements that were in effect during fiscal 1998, and a reduction in the level of capital formation activities, and related legal and travel costs.

         Interest expense increased to $69,253 for the first six months of fiscal 1999 from $17,561 for the first six months of fiscal 1998 and increased to $41,048 for the three months ended January 31, 1999 from $9,054 for the three months ended January 31, 1998. These increases were the result of an increase in outstanding debt during the first six months of fiscal 1999.

         As a result of the foregoing factors the Company incurred a net loss $555,806 for the first six months of fiscal 1999 as compared to a net loss of $224,182 for the first six months of fiscal 1998 and incurred a net loss of $243,240 for the three months ended January 31, 1999 as compared to a net loss of $341,269 for the three months ended January 31, 1998.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's strategic goal has been to finance its operating (i.e. selling, general and administrative) expenses from the gross profits generated by its television film, contract production operations and proposed LSVD operations, while utilizing equity financing, pre-production license revenues, and co-producer contributions to finance the production of feature films. Using this strategy, the Company seeks to reduce or eliminate the burden of significant operating losses and negative cash flows, while retaining the potential for significant profits and positive cash flows from successful feature films. The success of such a strategy is, however, dependent on the Company's ability to control operating expenses, to obtain sufficient, and sufficiently profitable, commercial production contracts and television film projects, and to fully develop its LSVD operations.

         Operating cash flows were a negative $426,727 for the six months ended January 31, 1999 and were primarily the result of the net loss caused by the significant decline in the level of commercial production revenues and the related gross profit, therefrom. The negative operating cash flows were less than the net loss for the six months ended January 31, 1999 principally due to an increase in accounts payable amounting to $184,457. This negative cash flow was financed by the cash inflows from financing activities described below.

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

         Cash provided by financing activities amounted to $400,158 for the six months ended January 31, 1999. During the first six months of fiscal 1999, the Company raised $273,764 (partially offset by $12,295 in repayments) in borrowings under notes payable from a member of the board of directors, an officer and a shareholder. Additionally, $156,238, obtained from the issuance of minority interests in False River, LLC, was used fund additional film cost additions of $188,991 for the feature film project False River.

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

         Since its inception, the Company has experienced a history of operating losses and constrained cash flows, and has been unable to fully implement its business plan due to insufficient capital resources. In the first six months of fiscal 1999, the Company incurred a net loss of $555,806, and negative operating cash flows of $426,727, due to a lack of revenues in its contract commercial production operations and the expenses incurred in pursuing its film and LSVD projects. At January 31, 1999 the Company had a deficit in stockholders' equity of $1,125,124 and a significant working capital deficit. The Company was unable to meet certain debt service requirements both during fiscal 1998 and in the first six months of fiscal 1999. A significant portion of notes payable and notes payable to related parties, which amount to $1,288,395, is due on demand or matures in fiscal 1999, and the Company is in arrears on and has been unable to renew its $225,000 bank line of credit. Since January 31, 1999 the Company has obtained $21,000 through additional loans, principally from members of the board of directors, which for the most part have been used to fund operations. As a result, at March 9, 1999 the Company's total indebtedness under notes payable and notes payable to related parties, net of debt repayments, has increased to $1,307,221, of which a substantial portion is due on demand or matures in fiscal 1999.

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

         Management has developed a plan to address these requirements. The elements of the short-term plan include the following:

         RAISE ADDITIONAL CAPITAL

         - Private placement offering. In October 1998, the Company commenced a $500,000 private placement offering of units comprised of the Company's Class A common stock and a common stock purchase warrant. The Company has raised $120,000 from the sale of 4.8 units through March 9, 1999.

         - Pursue other sources of capital. Subsequent to year end, the Company engaged several firms to assist it in its capital raising efforts. To date these firms have introduced the Company to a number of potential capital sources, and on the basis of initial meetings the Company is cautiously optimistic that these efforts will provide the Company with new equity financing opportunities.

         - Borrowings from directors and stockholders. Subsequent to July 31, 1998, the Company obtained loans from certain members of the board of directors and certain stockholders. The Company will attempt to continue to make use, if available, of these borrowings on a short-term basis while it pursues other capital.

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

         - Voluntary salary reductions. In March 1998 the Company requested that all employees voluntarily reduce their salary levels. All employees participated in this voluntary reduction.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         The Company commenced a private placement of its Class A common stock in October 1998. During the quarter ended January 31, 1999, the Company sold
1.2 units with proceeds amounting to $30,000. Each unit is comprised of 50,000 shares of Class A common stock at $.50 per share. The purchaser of a unit also receives in each unit, without additional consideration, a warrant to purchase up to 25,000 shares of Class A common stock at $1.30 per share, exercisable through December 2001. Purchasers of fractional units received a prorated warrant.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.1  Financial Data Schedule

(b)      Reports on Form 8-K

         There were no reports filed on Form 8-K for the quarter ended January 31, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


American Artists Entertainment Corporation




By:   /s/  Steven D. Brown                                     March 16, 1999
   ------------------------------------------------------
           Steven D. Brown
           Chief Executive Officer




By:   /s/  Robert A. Martinez                                  March 16, 1999
    -----------------------------------------------------
           Robert A. Martinez
           Vice President - Finance and
           Chief Financial Officer