Form 10QSB
period 1999-04-30
AMERICAN ARTISTS ENTERTAINMENT CORP
filed 1999-06-08
CIK 1001593

================================================================================


                     U. S SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      April 30, 1999
                                        -------------------------


         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                  EXCHANGE ACT

         For the transition period from                  to
                                        ---------------     -------------

              Commission file number    000-20759
                                      ------------

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

         State the number of shares outstanding of each of the issuer's classes of common equity: 5,024,460 shares of Class A Common Stock, $.001 par value per share, and 3,030,801 shares of Class B Common Stock, $.001 par value per share, were outstanding at June 2, 1999.

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

                   AMERICAN ARTISTS ENTERTAINMENT CORPORATION
                                   FORM 10-QSB
                                    CONTENTS

PART I - FINANCIAL INFORMATION
------------------------------


ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Financial Statements:

                Balance sheets at April 30, 1999 and July 31, 1998.........................................           F-1/F-2

                Statements of operations for the three months and nine months ended April 30, 1999
                and April 30, 1998 ........................................................................               F-3

                Statements of cash flows for the nine months ended April 30,
                1999 and April 30, 1998 ...................................................................               F-4

                Notes to Condensed Consolidated Financial Statements.......................................          F-5/F-10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF Operation.........................................         F-11/F-15

PART II - OTHER INFORMATION
---------------------------

ITEM 2.  CHANGES IN SECURITIES .............................................................................             F-15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................................................             F-15

SIGNATURES..................................................................................................             F-16

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   AMERICAN ARTISTS ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        April 30,             July 31,
                                                       ----------            ----------
                                                          1999                  1998
                                                       ----------            ----------
ASSETS

CASH                                                   $   16,721            $   35,568

ACCOUNTS RECEIVABLE                                        17,851                99,998

FILM COSTS, NET OF ACCUMULATED AMORTIZATION             1,466,016             1,230,231

PROPERTY AND EQUIPMENT, NET                                15,839                28,221

ADVANCES TO OFFICERS                                      180,913               253,012

OTHER                                                      11,000                    --
                                                       ----------            ----------

                                                       $1,708,340            $1,647,030
                                                       ==========            ==========

          See accompanying notes to condensed consolidated financial statements.

                   AMERICAN ARTISTS ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
                                   (UNAUDITED)

                                                                       April 30,                July 31,
                                                                      -----------             -----------
                                                                          1999                    1998
                                                                      -----------             -----------
LIABILITIES
LINE OF CREDIT                                                        $        --             $    52,549
ACCOUNTS PAYABLE                                                          494,181                 392,421
ACCRUED EXPENSES                                                           79,483                  68,206
ACCRUED INTEREST                                                          112,531                   3,820
ACCRUED ACCOUNTING AND LEGAL                                              122,904                 161,816
DEFERRED REVENUES                                                          73,594                      --
COMMON STOCK ISSUABLE                                                          --                  45,313
NOTES PAYABLE                                                             347,591                 406,426
NOTES PAYABLE/RELATED PARTIES                                             950,352                 620,500
                                                                      -----------             -----------
TOTAL LIABILITIES                                                       2,180,636               1,751,051
                                                                      -----------             -----------

MINORITY INTERESTS                                                        740,474                 545,610

CONTINGENCIES

CAPITAL DEFICIT
PREFERRED STOCK, $.001 PAR - SHARES AUTHORIZED 10,000,000;
  NONE ISSUED                                                                  --                      --
COMMON STOCK, $.001 PAR:
 CLASS A - SHARES AUTHORIZED 20,000,000; ISSUED AND
  OUTSTANDING 4,944,702 AND 3,157,789                                       4,945                   3,158
 CLASS B - SHARES AUTHORIZED 20,000,000; ISSUED AND
  OUTSTANDING 3,110,559 AND 3,282,472                                       3,111                   3,282
ADDITIONAL PAID-IN CAPITAL                                              4,593,681               3,916,933
DEFERRED STOCK COMPENSATION                                              (184,616)                     --
ACCUMULATED DEFICIT                                                    (5,629,891)             (4,573,004)
                                                                      -----------             -----------
TOTAL CAPITAL DEFICIT                                                  (1,212,770)               (649,631)
                                                                      -----------             -----------

                                                                      $ 1,708,340             $ 1,647,030
                                                                      ===========             ===========

          See accompanying notes to condensed consolidated financial statements.

                   AMERICAN ARTISTS ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months Ended April 30,                 Nine Months Ended April 30,
                                             ---------------------------------           ---------------------------------
                                                 1999                  1998                  1999                  1998
                                             -----------           -----------           -----------           -----------
REVENUES
Commercial production                        $     4,870           $   406,577           $    26,870           $ 2,313,615
Film revenues                                         --                    --                25,000                    --
                                             -----------           -----------           -----------           -----------

                                                   4,870               406,577                51,870             2,313,615
                                             -----------           -----------           -----------           -----------

COSTS AND EXPENSES
Cost of commercial production                      3,184               376,338                14,463             1,714,477
Film cost amortization                                --                    --                23,035                    --
Consulting expenses                              253,434                33,801               253,434               116,571
Selling, general and administrative              212,864               454,785               712,103             1,167,535
                                             -----------           -----------           -----------           -----------

                                                 469,482               864,924             1,003,035             2,998,583
                                             -----------           -----------           -----------           -----------

LOSS FROM OPERATIONS                            (464,612)             (458,347)             (951,165)             (684,968)

Interest expense                                 (36,469)              (12,758)             (105,722)              (30,319)
                                             -----------           -----------           -----------           -----------

NET LOSS                                     $  (501,081)          $  (471,105)          $(1,056,887)          $  (715,287)
                                             ===========           ===========           ===========           ===========

NET LOSS PER SHARE - BASIC AND
  DILUTED                                    $      (.07)          $      (.07)          $      (.16)          $      (.11)
                                             ===========           ===========           ===========           ===========
WEIGHTED AVERAGE COMMON
  SHARES                                       7,501,928             6,327,230             6,815,817             6,411,221
                                             ===========           ===========           ===========           ===========

          See accompanying notes to condensed consolidated financial statements.

                   AMERICAN ARTISTS ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Nine Months Ended April 30,
                                                             -------------------------------
                                                                 1999                1998
                                                             -----------           ---------
OPERATING ACTIVITIES
  Net loss                                                   $(1,056,887)          $(715,287)
  Adjustments to reconcile net loss to cash used in
   operating activities:
   Film costs amortization                                        23,035                  --
   Depreciation and amortization                                  10,750              41,446
   Stock compensation                                            253,434                  --
   Loss on disposal of assets                                      1,632                  --
   Changes in assets and liabilities:
     Accounts receivable                                          82,147             253,118
     Film costs additions                                       (258,820)           (122,326)
     Other assets                                                 61,099             (33,139)
     Accounts payable                                            101,760              (1,814)
     Accrued expenses                                             81,077             (54,297)
     Deferred revenues                                            73,594                  --
                                                             -----------           ---------
Cash used in operating activities                               (627,179)           (632,299)

INVESTING ACTIVITIES
Capital expenditures                                                  --              (2,321)
                                                             -----------           ---------

FINANCING ACTIVITIES
Borrowings under line of credit, net                             (52,549)             67,686
Repayment of notes payable                                       (51,335)           (513,968)
Borrowings under notes payable                                   322,352             647,500
Issuance of minority interests                                   194,864             325,343
Issuance of common stock                                         195,000             100,000
                                                             -----------           ---------
Cash provided by financing activities                            608,332             626,561

NET DECREASE IN CASH                                             (18,847)             (8,059)

                                                             -----------           ---------
CASH, beginning of period                                         35,568              31,379
                                                             -----------           ---------
CASH, end of period                                          $    16,721           $  23,320
                                                             ===========           =========

          See accompanying notes to condensed consolidated financial statements.

                   AMERICAN ARTISTS ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements are unaudited, but in the opinion of management, contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Results of operations and cash flows for the interim three month and nine month periods are not necessarily indicative of what the results of operations and cash flows will be for an entire fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1998. Certain amounts in the condensed consolidated balance sheets and statements of operations have been reclassified for comparative purposes.

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

         Although the Company has temporarily ceased the operations of First Light, it continues to consolidate its accounts. The Company is presently deferring the payment of First Light's liabilities, which consist primarily of its accounts payable which amounted to $108,931 at April 30, 1999 and $108,431 at June 2, 1999.

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

                   AMERICAN ARTISTS ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - NOTES PAYABLE

         Notes payable consisted of the following:

                                                                          April 30,           July 31,
                                                                      --------------------------------------
                                                                             1999                1998
                                                                      --------------------------------------
         Line of credit with a bank, guaranteed by
         certain members of the board of directors,
         interest at the prime rate (7.75% at April
         30, 1999) plus 1% and due quarterly,
         principal due July 1998                                               $150,000           $225,000

         Unsecured note payable to shareholder,
         interest at the prime rate (7.75% at April
         30, 1999) plus 1%, due on demand                                        75,000             75,000

         Unsecured note payable to shareholder,
         interest at the prime rate (7.75% at April
         30, 1999) plus 1%, due December 1998                                    53,550             53,550

         Secured note payable to shareholder,
         interest at prime rate (7.75% at April 30,
         1999) plus 1%, due on demand, but no later
         than September 1999.                                                    32,878                  -

         Unsecured installment note payable to bank,
         interest at 8.75%, $3,000 due monthly in
         principal and interest, principal due
         November 1998                                                           25,977             41,750

         Secured installment note, collateralized by
         equipment and tradename of First Light, due
         with interest at 4.37% in quarterly
         installment of $5,593 through                                           10,186             11,126
         August 1998
                                                                               ---------------------------
                                                                               $347,591           $406,426
                                                                               ===========================

         (a) The Company was unable to renew its $225,000 line of credit with the bank at July 31, 1998. In December 1998, one of the guarantors paid the bank $75,000 in settlement of his principal portion of the line of credit. The Company has not executed a note agreement with this individual relative to this transaction. A balance of $150,000 remains outstanding as of April 30, 1999 and the Company is currently discussing various repayment options with the bank. The Company made the quarterly interest payment due on this line of credit in October 1998, however, has not made the quarterly interest payments due January 1999 and April 1999.

         (b) At April 30, 1999, the Company was in arrears for the final two full quarterly installments, due May 1 and August 1, on its secured installment note.

         (c) In September 1998 and January 1999, a shareholder extended loans to the Company in the amount of $42,500. The Company re-paid $9,622 of these loans in April 1999. These notes are secured, bear interest at the prime rate plus 1% and are due on demand but no later than September 1, 1999. The Company has pledged as security a portion of its interest in the ordinary LLC shares of False River, LLC to the extent that any principal and accrued interest remain unpaid at maturity under these note agreements.

                   AMERICAN ARTISTS ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         (d) At April 30, 1999, the Company was in arrears for the payment of principal and interest in the amount of $9,000 in relation to its unsecured installment note payable to bank. This note had a maturity date of November 1998.

NOTE 4 -  NOTES PAYABLE/RELATED PARTIES

         Notes payable to related parties consisted of the following:

                                                            April 30,           July 31,
                                                          ---------------------------------
                                                               1999               1998
                                                          ---------------------------------
         Unsecured notes due to certain member of the
         board of directors, due on demand but no
         later than September 1999, interest at the
         prime rate (7.75% at April 30, 1999) plus 1%          $ 438,500          $ 370,500

         Unsecured notes due to certain members of
         the board of directors, due on demand,
         interest at the prime rate (7.75% at April
         30, 1999) plus 1%                                       150,000            150,000

         Unsecured notes due to certain member of the
         board of directors, due on demand, interest
         at the prime rate (7.75% at April 30, 1999)
         plus 1%                                                 137,000                  -

         Line of credit with member of the board of
         directors, interest at the prime rate (7.75%
         at April 30, 1999) plus 1%, due monthly,
         principal due April 1999                                100,000            100,000

         Unsecured note due to certain members of the
         board of directors, due on demand, but no
         later than September 1999, interest at the
         prime rate (7.75% at April 30, 1999) plus 1%             37,588                  -


         Secured note due to certain officers, due on
         demand, but no later than September 1999,
         interest at the prime rate (7.75% at April
         30, 1999) plus 1%                                        12,264                  -

         Amount due to certain member of the board of
         directors                                                75,000                  -
                                                          ---------------------------------
                                                               $ 950,352          $ 620,500
                                                          =================================

         (a) During the period from August 1998 to October 1998, a member of the board of directors extended loans to the Company amounting to $68,000, in the aggregate. These amounts are unsecured, bear interest at the prime rate plus 1% and are due on demand but no later than September 1, 1999.

         (b) In August 1998, an officer extended a loan to the Company in the amount of $26,264. This note is secured, bears interest at the prime rate plus 1% and is due on demand but no later than September 1, 1999. The Company has pledged as security a portion of its interest in the ordinary LLC shares of False River, LLC to the extent that any principal and accrued interest remain unpaid at maturity under this note agreement. In March 1999, the officer converted $25,000 of this note into one unit of the Company's private placement.

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

         (d) In February 1999, an officer extended a loan to the Company in the amount of $11,000. This note is secured, bears interest at the prime rate plus 1% and is due on demand but no later than September 1, 1999. The Company has pledged as security a portion of its interest in the ordinary LLC shares of False River, LLC to the extent that any principal and accrued interest remain unpaid at maturity under this note agreement.

         (e) In February 1999, a member of the board of directors extended a loan to the Company in the amount of $10,000. This loan is unsecured, bears interest at the prime rate plus 1% and is due on demand, but no later than September 1, 1999.

         (f) In April 1999, a member of the board of directors extended a loan to the Company in the amount of $27,588. This loan is unsecured, bears interest at the prime rate plus 1% and is due on demand, but no later than September 1, 1999.

NOTE 5 - FALSE RIVER, LLC

         During the period from August 1998 to February 1999, False River sold additional shares of its preferred distribution LLC shares for proceeds amounting to $194,864. An officer and certain members of the board of directors purchased $164,864 of these preferred distribution LLC share interests.

NOTE 6 - CONSULTING AGREEMENTS

         In February 1999, the Company entered into two consulting agreements ("Consulting Agreements") with two entities for the performance of certain strategic financial planning services and consulting in the areas of filmed entertainment and large screen video display operations. The Consulting Agreements called for these entities to provide these services over a period of six month in exchange for 1,200,000 shares of the Company's Class A common stock, in the aggregate.

         The Company recognized deferred stock compensation, which is presented as a reduction of stockholders' equity, at the contract execution date based upon the market value of the shares at that date. The Company is amortizing the deferred compensation, which is adjusted monthly for changes in the market value of unearned shares, ratably over the six month life of the contract.

                   AMERICAN ARTISTS ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - STOCKHOLDERS' EQUITY

         (a) Changes in the Company's Class A and Class B common stock during the nine months ended April 30, 1999 were as follows:


                                                     --------------------------------------------------------------------
                                                                          Class A          Class B        Additional
                                                         Shares         Common Stock     Common Stock  Paid-in Capital
                                                     --------------------------------------------------------------------
          Issuance of 25,000 shares of Class A
          common stock related to acquisition of
          Millennium LLC shares                           25,000               25                -        $ 45,288

          Issuance of 1,200,000 shares of Class A
          common stock related to consulting
          agreements                                   1,200,000            1,200                -         436,850

          Issuance of 390,000 shares of Class A
          common stock related to sale of 7.8
          private placement units                        390,000              390                -         194,610

          Conversions of Class B shares to Class A
          shares                                         171,913              172             (172)              -
                                                                 -------------------------------------------------
                                                                            1,787             (172)      $ 676,748
                                                                 =================================================


         (b) In October 1998, the Company commenced a private placement of units, at $25,000 per unit, comprised of 50,000 shares of the Company's Class A common stock. The units also includes a warrant to purchase 25,000 shares of Class A common stock at $1.30 per share, exercisable through December 2001. The Company received proceeds amounting to $195,000 from the sale of 7.8 units during the nine months ended April 30, 1999. A member of the board of directors and an officer of the Company purchased two of these units, in the aggregate.

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

NOTE 8 - EARNINGS PER SHARE

         The Company adopted the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," effective January 31, 1998, and restated the earnings per share amounts for prior periods. The restatement did not have any material affect on previously presented earnings per share amounts.

         Basic and diluted earnings per share are computed on the basis of net income or loss divided by the weighted average number of common shares (Class A and Class B) outstanding during the relevant period. Diluted earnings per share excludes the effects of stock options and warrants (and is therefore the same as basic earnings per

                   AMERICAN ARTISTS ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

share) as their effects would be anti-dilutive due to the net loss. There were 2,305,318 and 2,284,455 anti-dilutive common stock options and common stock warrants outstanding at April 30, 1999 and 1998, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

         The Company had the following other related party transactions during the nine months ended April 30, 1999:

         (a) In December 1998, the Company extended the due dates of all of its notes issued in connection with certain advances to officers. The due dates were extended from December 1998 to December 1999.

         (b) In February 1999, the Company issued a member of the board of directors a warrant to purchase 100,000 shares of the Company's Class A common stock as additional consideration for his commitment to invest $50,000 in False River, LLC. The warrant is exercisable at $.20 per share, through January 2004.

         (c) In March 1999, a voting agreement (the "Agreement") that obligated for four significant shareholders to vote their shares as a block, according to the majority vote of the shares subject to the Agreement, was terminated the parties. The shareholders subject to this Agreement included a member of the board of directors and two officers of the Company.

NOTE 10 - SUBSEQUENT EVENTS

         The Company completed the following transactions subsequent to April 30, 1999:

         (a) In May 1999, the Company received $16,000 from the sale of .6 units in the private placement of the Company's Class A common stock. The purchaser of this fractional unit was an officer of the Company.

         (b) In May 1999, an officer and a member of the board of directors of the Company extended loans to the Company amounting to $43,500, in the aggregate. These amounts are unsecured, bear interest at the prime rate plus 1% and are due on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         RESULTS OF OPERATIONS

         NINE AND THREE MONTHS ENDED APRIL 30, 1999 COMPARED TO THE NINE AND THREE MONTHS ENDED APRIL 30, 1998

         Revenues for the first nine months of fiscal 1999 decreased as compared to revenues for the first nine months of fiscal 1998, as a result of a significant decrease in the level of commercial production revenues during the nine months ended April 30, 1999.

         Commercial production revenues were $26,870 for the first nine months of fiscal 1999, representing a decrease of $2,286,745 or 98.8% from commercial production revenues of $2,313,615 for the first nine months of fiscal 1998. Commercial production revenues decreased by $401,707 to $4,870 for the three months ended April 30, 1999 from $406,577 for the three months ended April 30, 1998.

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

         Commercial production costs, as a percentage of related revenues, were 53.8% for the nine months ended April 30, 1999 as compared to 74.1% for the nine months ended April 30, 1998. Commercial production costs, as a percentage of related revenues, were 65.4% for the three months ended April 30, 1999 as compared to 92.6% for the three months ended April 30, 1998. These decreases in commercial production costs, relative to revenues, in the first three and nine months of fiscal 1999 were primarily the result of the completion of corporate/industrial video projects that yielded higher gross profit margins as compared to larger scale television commercial projects completed during similar periods in fiscal 1998.

         Gross profits for commercial production were $12,407 and $599,138 for the nine months ended April 30, 1999 and 1998, respectively. Gross profits for commercial production were $1,686 and $30,239 for the three months ended April 30, 1999 and 1998, respectively.

         Film revenues were $25,000 for the first nine months of fiscal 1999 as compared to no film revenues for the first nine months of fiscal 1998. These revenues were related to the release of a small film project during the first quarter of fiscal 1999. There were no film revenues for the three months ended April 30, 1999 and 1998, respectively. Film cost amortization of $23,035 during the nine months ended April 30, 1999 related to the recognition of film revenues during the same period.

         The Company has entered into a development agreement, as amended, related to one film project and has deferred film revenues amounting to $60,345 pending completion of the project. These deferred revenues are reflected as a liability in the condensed consolidated balance sheet at April 30, 1999.

         Selling, general and administrative ("SG&A") expenses decreased $455,432, or 39.0%, to $712,103 for the nine months ended April 30, 1999 from $1,167,535 for the nine months ended April 30, 1998. These decreases were primarily the result of a cessation of operations at First Light($221,290), a reduction in the level of capital formation activities($108,487) and the departure of several employees from the Company's LSVD operations($59,024).

         Selling, general and administrative ("SG&A") expenses decreased $241,921, or 53.2%, to $212,864 for the three months ended April 30, 1999 from $454,785 for the three months ended April 30, 1998. These decreases were primarily the result of a cessation of operations at First Light($102,664), the departure of several employees from the Company's LSVD operations($35,793) and a reduction in the level of capital formation activities($27,114).

         Consulting expenses increased $136,863 to $253,434 for the nine months ended April 30, 1999 from $116,571 for the nine months ended April 30, 1998 and increased $219,633 to $253,434 for the three months ended April 30, 1999 from $33,801 for the three months ended April 30, 1998. These increases were primarily a result of two consulting agreements that were entered into during the third quarter of fiscal 1999. (See Note 6).

         Interest expense increased to $105,722 for the first nine months of fiscal 1999 from $30,319 for the first nine months of fiscal 1998 and increased to $36,469 for the three months ended April 30, 1999 from $12,758 for the three months ended April 30, 1998. These increases were the result of an increase in outstanding debt during the first nine months of fiscal 1999.

         As a result of the foregoing factors the Company incurred a net loss of $1,056,887 for the first nine months of fiscal 1999 as compared to a net loss of $715,287 for the first nine months of fiscal 1998 and incurred a net loss of $501,081 for the three months ended April 30, 1999 as compared to a net loss of $471,105 for the three months ended April 30, 1998.

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

         Operating cash flows were a negative $627,179 for the nine months ended April 30, 1999 and were primarily the result of the net loss caused by the significant decline in the level of commercial production revenues and the related gross profit, therefrom. This negative cash flow was financed by the cash inflows from financing activities described below.

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

         Cash provided by financing activities amounted to $608,332 for the nine months ended April 30, 1999. During the first nine months of fiscal 1999, the Company raised $322,352 (partially offset by $51,335 in repayments) in borrowings under notes payable from members of the board of directors, officers and a shareholder. Additionally, the Company raised $194,864 from the issuance of minority interests in False River, LLC to fund film cost additions to the feature film project, False River.

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

         Since its inception, the Company has experienced a history of operating losses and constrained cash flows, and has been unable to fully implement its business plan due to insufficient capital resources. In the first nine months of fiscal 1999, the Company incurred a net loss of $1,056,887, and negative operating cash flows of $627,179, due to a lack of revenues in its contract commercial production operations and the expenses incurred in pursuing its film and LSVD projects. At April 30, 1999 the Company had a deficit in stockholders' equity of $1,212,770 and a significant working capital deficit. The Company was unable to meet certain debt service requirements both during fiscal 1998 and in the first nine months of fiscal 1999. A significant portion of notes payable and notes payable to related parties, which amount to $1,297,943, is due on demand or matures in fiscal 1999, and the Company is in arrears on and has been unable to renew its $225,000 bank line of credit. Since April 30, 1999, the Company has obtained $43,500 through additional loans, from an officer and member of the board of directors, which for the most part have been used to fund operations. As a result, at June 2, 1999 the Company's total indebtedness under notes payable and notes payable to related parties, net of debt repayments, has increased to $1,332,943, of which a substantial portion is due on demand or matures in fiscal 1999.

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

         Management has developed a plan to address these requirements. The elements of the short-term plan include the following:

         RAISE ADDITIONAL CAPITAL

         - Private placement offering. In October 1998, the Company commenced a $500,000 private placement offering of units comprised of the Company's Class A common stock and a common stock purchase warrant. The Company has raised $211,000 from the sale of 8.4 units through June 2, 1999.

         - Pursue other sources of capital. Subsequent to year end, the Company engaged several firms to assist it in its capital raising efforts. To date these firms have introduced the Company to a number of potential capital sources and the Company is continuing to seek new financing opportunities through these firms.

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

         - Maximize short-term cash inflows from film projects. As previously discussed, the Company's False River film was screened as part of a special screening series in February 1999. Such screening marked the beginning of a process aimed at exposing the film to potential distributors. The Company has submitted False River for entry into several select film festivals, however, it has been unsuccessful in its attempt to gain entry into any of these film festivals.

         Management plans to continue to apply for entry into certain select film festivals and also plans to supplement its strategy for obtaining distribution by making direct contact with a number of potential distributors.

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

         Presently, the Company plans to continue this approach to the distribution of False River for an additional six months, and anticipates that the entire six month period may be required to obtain distribution. If these efforts are unsuccessful the Company will examine other approaches to recovering its investment in False River.

         The elements of management's longer term plan include:

         - Revised approach to LSVD financing. Through fiscal 1998 the Company has been attempting to obtain traditional debt or equity financing for its proposed LSVD operations. Recently, the Company modified its approach, and is now also seeking joint venture/strategic alliance partners among larger companies in related businesses. The Company believes that this approach may be more likely to attract the financing necessary to commence the proposed LSVD operation in Atlanta, which in turn would provide cash flows for operations and the pursuit of other LSVD and film projects.

         Based upon its efforts under this new approach, the Company has entered into a preliminary discussion of terms for funding of the construction and operation of the initial LSVD operation in Atlanta, Georgia. There can be no assurance that management will be able to negotiate an agreement upon terms acceptable to the Company.

         - Series programming relationship. The Company has increased its efforts to pursue relationships with cable television networks for the production of a series of programs, as a means of providing the Company with a more predictable backlog of projects and potential revenues. The Company is continuing its discussions for several specific series with one large cable network and is in the preliminary stages of presenting series topics to this cable network.

         - Vice President - Sales and Marketing. The Company recently hired an individual to oversee all of its sales and marketing functions and to be responsible for developing new client opportunities for all of the Company's business segments. This individual has over ten years of sales and marketing experience and most recently held positions with Chancellor Marketing Group and CBS Broadcasting Corporation. Management anticipates that this individual will improve upon the Company's revenue producing opportunities on a near-term basis.

         There can be no assurance that any or all of the elements of the Company's short-term or longer term plans can or will be successfully implemented. Additionally, even if such initiatives are successful, they may not be sufficient to alleviate the Company's short-term cash flow and liquidity problems, or in the long term generate revenues sufficient to sustain profitable operations. Should the Company fail to alleviate its short-term cash flow and liquidity problems, or over the longer term achieve profitable operations, the Company will have to either reduce the scope of its activities or cease its operations.

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

         The Company's internal computer programs and systems consist of programs and systems relating to virtually all segments of the Company's business, including customer database management, marketing, production budgeting and accounting, financial reporting, investor relations, proposal generation, cash management and other key information systems. These programs and systems are primarily comprised of:

         o Personal computers. These systems are used for all of the Company's computer programs and systems.
         o Telecommunications systems. These systems enable the Company to manage all its telecommunication services, including incoming/outgoing telephone calls and all connections to the Internet.
         o Voicemail systems. These systems are used for receiving and storing messages to employees.
         o Ancillary services systems. These include such systems as heating, ventilation and air conditioning control systems and security systems.
         o Third party software programs. These programs are used throughout the Company in a number of business applications, including word processing, spreadsheets, budgeting, financial reporting, proposal generation, telecommunications management and Internet access.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         The Company commenced a private placement of its Class A common stock in October 1998. During the quarter ended April 30, 1999, the Company sold 6.2 units with proceeds amounting to $155,000. Each unit is comprised of 50,000 shares of Class A common stock at $.50 per share. The purchaser of a unit also receives in each unit, without additional consideration, a warrant to purchase up to 25,000 shares of Class A common stock at $1.30 per share, exercisable through December 2001. Purchasers of fractional units received a prorated warrant.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.1  Financial Data Schedule

(b)      Reports on Form 8-K

         The following report was filed by the Company on Form 8-K during the quarter ended April 30, 1999:

                  (a)  Form 8-K filed on March 8, 1999

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


American Artists Entertainment Corporation




By:  /s/  Steven D. Brown                       June 2, 1999
   ----------------------------------
         Steven D. Brown
         Chief Executive Officer




By:   /s/ Robert A. Martinez                     June 2, 1999
    ---------------------------------

         Robert A. Martinez
         Vice President - Finance and
          Chief Financial Officer